Form 10-K
period 1994-01-26
KMART CORP
filed 1994-04-26
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.          20549

                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended January 26, 1994

                          or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from            to           .

Commission File No. 1-327

                              Kmart Corporation
                              -----------------
            (Exact name of registrant as specified in its charter)


             Michigan                                        38-0729500
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

 3100 West Big Beaver Road - Troy, Michigan                     48084
- --------------------------------------------------------------------------------
      (Address of principal executive offices)                (zip code)

 Registrant's telephone number, including area code         (810) 643-1000
                                                            --------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                                        Name of each Exchange
 Title of each class                                                     on which registered
 -------------------                                                     -------------------
 Common Stock, $1.00 par value                                          New York, Pacific and
                                                                          Chicago Stock Exchanges
 Series A Conversion Preferred Stock, no par value                      New York, Pacific and
                                                                          Chicago Stock Exchanges
 12-1/8% Notes Due 1995                                                 New York Stock Exchange
  8-3/8% Debentures Due 2017                                            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934:

   None
   ----

(Continued)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES    X          NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock including common stock, Series A conversion preferred stock and Series B convertible preferred stock, held by non-affiliates of the registrant on March 23, 1994 was $8,796,523,458. The market value of the common and Series A conversion preferred stock is based on the closing price on the New York Stock Exchange. The market value of the Series B convertible preferred stock is based on the current conversion formula for the stock.

As of March 23, 1994, 409,171,850 shares of Common Stock of the Registrant, held by 87,410 shareholders, were outstanding.


                     Documents Incorporated by Reference
                     -----------------------------------

The following documents are incorporated by reference into this Form 10-K:

                                                                             Part of Form 10-K into which
             Documents                                                       the Document is Incorporated
             ---------                                                       ----------------------------
Portions of the Registrant's definitive Proxy                                Part I (Items 1 and 2);
Statement dated April 28, 1994, filed with the                               Part II (Items 5 through 8);
Securities and Exchange Commission                                           Part III (Items 10 through 12); and
pursuant to Regulation 14A                                                   Part IV (Item 14)

                                    PART I
Item 1.          Business
- -------          --------

       Information regarding the business description of Kmart Corporation ("Kmart" or the "Registrant") appearing in the "Business Description" of the Kmart Group in Annex VI pages VI-21 through VI-24 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A is incorporated herein by reference.

       Information regarding the Registrant's discontinued operations, acquisitions and dispositions appearing in the "Notes to Consolidated Financial Statements" in Annex V pages V-28 through V-29 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A is incorporated herein by reference.

       Information regarding the consolidated operations and the analysis of U.S. General Merchandise, International General Merchandise and Specialty Retail operations appearing on Annex V pages V-3 through V-19 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A is incorporated herein by reference.

       Information regarding the Registrant's business group information, appearing in the "Notes to Consolidated Financial Statements" on Annex V pages V-38 through V-39 in the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A is incorporated herein by reference.

       Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect on the capital expenditures, earnings or competitive position of the Registrant and its subsidiaries.

Item 2.       Properties
- -------       ----------

       Information regarding store locations, property and leases for the U.S. and International General Merchandise appearing on Annex VI page VI-21 through VI-22 in the Registrant's definitive Proxy Statement, dated April 28, 1994 filed with the SEC pursuant to Regulation 14A is incorporated herein by reference.

       The Registrant owns 13 department stores and various other properties in the Czech Republic and Slovakia.

       Builders Square, Inc., based in San Antonio, Texas, owns one administrative facility and leases 174 of its 177 store locations (three locations are owned pending sale and lease-back).

       Walden Book Company, Inc. owns its headquarters in Stamford,
Connecticut and leases four regional offices. Walden leases all of its stores, owns one distribution center and leases three other distribution facilities.

       The Sports Authority, Inc. leases its administrative facility in Fort Lauderdale, Florida and all 80 of its stores.

       OfficeMax, Inc. leases its headquarters in Shaker Heights, Ohio, one distribution center and all of its 328 stores.

       Borders, Inc. owns its headquarters in Ann Arbor, Michigan and two of its 44 stores and leases one distribution center.

       The Registrant intends to sell and lease-back or mortgage the majority of its owned but unfinanced retail properties. During fiscal 1993, the Registrant mortgaged two Kmart stores and sold and leased-back 23 Kmart stores, one distribution center and four Builders Square stores.

Item 3.       Legal Proceedings
- -------       -----------------

       The Registrant and its subsidiaries are parties to a substantial number of legal proceedings, most of which are routine and all of which are incidental to their business. Some matters involve claims for large amounts of damages as well as other relief. Although the consequences are not presently determinable, in the opinion of management, they will not materially affect the Registrant's liquidity, financial position or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders
- -------       ---------------------------------------------------

       Not applicable.

                      Executive Officers of the Registrant

       The following table sets forth information concerning the executive officers of the Registrant as of February 7, 1994.

                                                                                                           Served In
                                                                                                           Position
 Name                                   Position                                                Age          Since
 ---------------------------           ---------------------------------------                  ---       -----------
 Joseph E. Antonini                    Chairman of the Board, President and
                                           Chief Executive Officer                               52       10/87
 Donald W. Keeble                      Executive Vice President, Merchandising
                                           and Operations                                        45       1/94
 Richard S. Miller                     Executive Vice President,
                                           Super Kmart Centers                                   54       10/93
 George R. Mrkonic                     Executive Vice President, Specialty Retailing             41       11/90
 Thomas F. Murasky                     Executive Vice President and
                                           Chief Financial Officer                               48       12/91
 Anthony N. Palizzi                    Executive Vice President, General Counsel                 51       12/92
 Joseph R. Thomas                      Executive Vice President,
                                           U.S. Kmart Stores                                     58       10/93
 David M. Carlson                      Senior Vice President, Corporate
                                           Information Systems                                   53       1/89
 Frederic M. Comins, Jr.               Senior Vice President, Executive and
                                           Organization Resources                                45       11/92
 Paul J. Hueber                        Senior Vice President, Sales and Operations               45       1/94
 Anthony R. Mauro                      Senior Vice President, Distribution
                                           and Transportation                                    59       2/91
 Michael L. Skiles                     Senior Vice President, Corporate Facilities               48       2/91
 William D. Underwood                  Senior Vice President, General Merchandise
                                           Manager-Hardlines                                     53       10/88
 Thomas W. Watkins                     Senior Vice President,
                                           International Operations                              48       1/93
 F. Kevin Browett                      Vice President, Hardlines Merchandising                   39       1/94
 Ronald L. Buch                        Vice President, Fashions Merchandising                    59       1/94
 James P. Churilla                     Vice President and Treasurer                              52       7/87
 James E. Ford                         Vice President, Eastern Region                            51       2/91
 G. William Gryson, Jr.                Vice President, Midwestern Region                         52       1/94
 Gerald K. Habeck                      Vice President, Advertising                               51       6/91
 Nancie W. LaDuke                      Vice President and Secretary                              53       2/91
 Michael T. Macik                      Vice President, Human Resources -
                                           U.S. Kmart Stores                                     47       8/92
 David R. Marsico                      Vice President, Super Kmart Centers                       45       2/93
 Douglas M. Meissner                   Vice President, Western Region                            45       1/94
 James L. Moser                        Vice President, Quality Assurance, Import Sourcing
                                           and Fashion Services                                  55       6/92
 Thomas M. Nielsen                     Vice President, Executive Resources                       50       11/92
 Peter J. Palmer                       Vice President, Labor Relations and
                                           Assistant General Counsel                             53       2/88
 William H. Parker                     Vice President, Merchandising - Books and Sundries        46       8/91
 Jay D. Scussel                        Vice President, Systems Development                       50       1/89
 A. Robert Stevenson                   Vice President, Public Affairs                            56       1/88
 Frederick C. Tinsey, III              Vice President, Finance and Accounting                    41         *
 John S. Valenti                       Vice President, Southern Region                           53       2/91
 Michael G. Wellman                    Vice President, Marketing                                 53       10/87

*  Effective May 1, 1994

       There is no family relationship between any of the foregoing persons.

       Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

       With the exception of Frederick C. Tinsey, III, F. Kevin Browett, Frederic M. Comins, Jr., George R. Mrkonic, and William H. Parker, all of the executive officers of the Registrant named above have held various executive or managerial positions with the Registrant for more than five years. Effective May 1, 1994, Frederick C. Tinsey, III will be promoted to Vice President, Accounting and Finance. He joined the Registrant as Director of Strategic Planning and Development in March of 1993 and was subsequently promoted to Divisional Vice President, Chief Financial and Administrative Officer for Super Kmart Centers in October, 1993. Prior to joining the Registrant, Mr. Tinsey was Managing Partner, National Retail Services Group, for Price Waterhouse. In January 1994, F. Kevin Browett was promoted to Vice President, Hardlines Merchandising. He joined the Registrant as Senior Director, Pharmacy Operations in January 1991. Prior to joining the Registrant, he was Corporate Vice President, Pharmacy Operations, of Peoples Drug Stores, Inc. In November 1992, Frederic M. Comins, Jr. was promoted to Senior Vice President, Executive and Organization Resources. He joined the Registrant as Director, Executive Resources in July 1990. Prior to joining the Registrant, Mr. Comins was Vice President, Human Resources for Britches of Georgetown. Before that, he held executive positions in human resources at Federated Department Stores and L. Bamberger and Company. In November 1990, George R. Mrkonic joined the Registrant as Executive Vice President, Specialty Retailing. Most recently, Mr. Mrkonic had been President of Eyelab, Inc. Prior to that he was President and Chief Executive Officer of Herman's Sporting Goods, Inc. In August 1991, William H. Parker was promoted to Vice President, Merchandising - Books and Sundries. In November 1989 he was appointed to the newly created position of Vice President, Sales and Marketing, and in July prior to that he was appointed to the newly created position of Vice President, Sales. Prior to joining the Registrant, Mr. Parker served as Senior Vice President and General Merchandise Manager for Carson Pirie Scott in Chicago, Illinois. Before that, he worked for Dayton Hudson Corporation as Divisional Merchandise Manager for Hudson's, General Manager of Hudson's Oakland and Northland Mall stores and Divisional Merchandise Manager for Target.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- -------  ---------------------------------------------------------------------
         Information as to the market for the Registrant's common stock and related stockholder matters as set forth in the "Quarterly Stock
Market Information and Dividend Highlights" appearing on Annex V page V-45 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A, is incorporated herein by reference.

Item 6.  Selected Financial Data
- -------  -----------------------
         The "Selected Financial Data Summary" appearing on Annex V page V-2 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A, insofar as it relates to the five years ended January 26, 1994, is incorporated herein by reference.

       Sales and store statistics for the three fiscal years ending January 26, 1994 appearing on Annex V pages V-3 through V-19 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A, are incorporated herein by reference.

       Total square footage of retail selling area appearing on Annex VI page VI-14 through VI-15 of the Registrant's definitive proxy statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- -------  ---------------------------------------------------------------
Results of Operations
- ---------------------
         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on Annex V pages V-3 through V-19 of the Registrant's definitive Proxy Statement dated April 28,
1994 filed with the SEC pursuant to Regulation 14A, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
- --------------------------------------------------
        The financial statements of the Registrant consisting of the consolidated balance sheets at January 26, 1994 and January 27, 1993 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years ended January 26, 1994, and the notes to consolidated financial statements, together with the report of

Price Waterhouse, appearing on Annex V pages V-20 through V-45 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A, are incorporated herein by reference. The information under the caption "Quarterly Stock Market Information and Dividend Highlights" appearing on Annex page V-45 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A, is incorporated herein by reference.




Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------
       Not applicable.

                                    PART III


Item 10. Directors of the Registrant

       The information set forth under the caption "Election of Directors" on pages 29 through 33 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A is incorporated herein by reference.

Item 11. Executive Compensation
- -------- ----------------------
       The information set forth on pages 34 through 41 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
- -------- --------------------------------------------------------------
       The information set forth on page 28 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.
- -------- -----------------------------------------------
       Not applicable.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------- ---------------------------------------------------------------

a)             The following documents are filed as part of this report:

               1.     FINANCIAL STATEMENTS

                      The following consolidated financial statements of the Registrant are incorporated herein by reference from the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A.


                                                                                        Page(s) in
                                                                                       Registrant's
                                                                                      Proxy Statement
                                                                                      ---------------
                      Report of Independent Accountants                                      V-21

                      Consolidated Statements of Income for each of the
                       three fiscal years ended January 26, 1994                             V-22

                      Consolidated Balance Sheets at January 26, 1994
                       and January 27, 1993                                                  V-23

                      Consolidated Statements of Cash Flows for each
                       of the three fiscal years ended January 26, 1994                      V-24

                      Consolidated Statements of Shareholders' Equity for
                       each of the three fiscal years ended January 26, 1994                 V-25

                      Notes to Consolidated Financial Statements                      V-26 through  V-45

               2.     FINANCIAL STATEMENT SCHEDULES

                      Report of Independent Accountants on Financial
                       Statement Schedules

                      For each of the three fiscal years ended January 26, 1994:

                      V  - Property, Plant and Equipment

                      VI - Accumulated Depreciation and Amortization
                           of Property, Plant and Equipment

                      IX - Short-Term Borrowings

                      X  - Supplementary Income Statement Information

               3.     EXHIBITS

                      See Exhibit Index included in this report.

b)             REPORTS ON FORM 8-K

               Not Applicable

c) All other schedules are omitted because they are not applicable or the required information is shown in the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A, which is incorporated herein by reference.

d) The individual financial statements of the Registrant and of 50% or less owned persons have been omitted because they are not required. The condensed individual financial statements of 50% or less owned persons are included in the Notes to Consolidated Financial Statements appearing on Annex V pages V-31 through V-32 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the SEC pursuant to Regulation 14A, which is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 1994.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


                               Kmart Corporation

                            By   Joseph E. Antonini
                                 ------------------
                              (Joseph E. Antonini)
                           Chairman of the Board,
                     President and Chief Executive Officer

                             By  Thomas F. Murasky
                                 ------------------
                              (Thomas F. Murasky)
                          Executive Vice President and
                            Chief Financial Officer
                  (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on April 25, 1994.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


           Lilyan H. Affinito                                              David B. Harper
  -----------------------------------                           -----------------------------------
      Lilyan H. Affinito, Director                                    David B. Harper, Director

         Joseph E. Antonini                                               F. James McDonald
  -----------------------------------                           -----------------------------------
         Joseph E. Antonini                                          F. James McDonald, Director
       Chairman of the Board
 President and Chief Executive Officer                                     Richard S. Miller
    (Principal Executive Officer)                               -----------------------------------
            and Director                                              Richard S. Miller, Director

        Joseph A. Califano, Jr.                                           J. Richard Munro
  -----------------------------------                           -----------------------------------
   Joseph A. Califano, Jr., Director                                  J. Richard Munro, Director

            Willie D. Davis                                               Donald S. Perkins
  -----------------------------------                           -----------------------------------
       Willie D. Davis, Director                                     Donald S. Perkins, Director

            Enrique C. Falla                                               Gloria M. Shatto
  -----------------------------------                           -----------------------------------
       Enrique C. Falla, Director                                     Gloria M. Shatto, Director

          Joseph P. Flannery                                               Joseph R. Thomas
  -----------------------------------                           -----------------------------------
     Joseph P. Flannery, Director                                     Joseph R. Thomas, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



TO THE BOARD OF DIRECTORS
OF KMART CORPORATION


Our audits of the consolidated financial statements referred to in our report dated March 15, 1994 appearing on Annex V page V-21 of the Registrant's definitive Proxy Statement dated April 28, 1994 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference, also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse

Detroit, Michigan
March 15, 1994

                  KMART CORPORATION AND SUBSIDIARY COMPANIES
                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT (1)

(Millions)

                                    Balance at
                                    Beginning                               Retirements          Discontinued         Balance at
        Description                  of Year            Additions           and other(2)         Operations(3)        end of year
- ----------------------------      ---------------     ---------------      ---------------      --------------       --------------

Year ended January 26, 1994:
- ----------------------------
  Land                            $           204     $             4      $          (28)     $            92       $          144
  Buildings                                   657                   6                  14                  198                  451
  Leasehold improvements                    1,706                 108                 (96)                 205                1,705
  Furniture and fixtures                    5,516                 416                 (43)                 487                5,488
  Construction in progress                     85                 489                 448                    1                  125
                                  ---------------     ---------------      ---------------      --------------       --------------
                                  $         8,168     $         1,023      $          295      $           983       $        7,913
                                  ---------------     ---------------      ---------------      --------------       --------------
                                  ---------------     ---------------      ---------------      --------------       --------------
  Property under capital leases   $         2,861     $           185      $           69      $            28       $        2,949
                                  ---------------     ---------------      ---------------      --------------       --------------
                                  ---------------     ---------------      ---------------      --------------       --------------

Year ended January 27, 1993:
- ----------------------------
  Land                            $           171     $             2      $          (31)     $                     $          204
  Buildings                                   485                  33                (139)                                      657
  Leasehold improvements                    1,349                 122                (235)                                    1,706
  Furniture and fixtures                    4,726                 502                (288)                                    5,516
  Construction in progress                    116                 776                 807                                        85
                                  ---------------     ---------------      ---------------      --------------       --------------
                                  $         6,847     $         1,435      $          114      $                     $        8,168
                                  ---------------     ---------------      ---------------      --------------       --------------
                                  ---------------     ---------------      ---------------      --------------       --------------
  Property under capital leases   $         2,712     $           185      $           36      $                     $        2,861
                                  ---------------     ---------------      ---------------      --------------       --------------
                                  ---------------     ---------------      ---------------      --------------       --------------

Year ended January 29, 1992:
- ----------------------------
  Land                            $           142     $            39      $           10      $                     $          171
  Buildings                                   404                  45                 (36)                                      485
  Leasehold improvements                    1,020                  79                (250)                                    1,349
  Furniture and fixtures                    4,098                 388                (240)                                    4,726
  Construction in progress                     92                 778                 754                                       116
                                  ---------------     ---------------      ---------------      --------------       --------------
                                  $         5,756     $         1,329      $          238      $                     $        6,847
                                  ---------------     ---------------      ---------------      --------------       --------------
                                  ---------------     ---------------      ---------------      --------------       --------------
  Property under capital leases   $         2,583     $           157      $           28      $                     $        2,712
                                  ---------------     ---------------      ---------------      --------------       --------------
                                  ---------------     ---------------      ---------------      --------------       --------------

(1) See Notes to Consolidated Financial Statements on Annex V page V-30 through V-31 of the Registrant's definitive Proxy Statement filed with the SEC pursuant to Regulation 14A on April 28, 1994.

(2) Retirements and other includes acquired fixed assets of BizMart in 1993; Borders, Pay'n Save, OW Office Warehouse and 13 department stores in Slovakia and Czech Republic in 1992; and OfficeMax in 1991.

(3) See Notes to Consolidated Financial Statements on Annex V page V-28 through V-29 of the Registrant's definitive Proxy Statement filed with the SEC pursuant to Regulation 14A on April 28, 1994.

                  KMART CORPORATION AND SUBSIDIARY COMPANIES
           SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                     OF PROPERTY, PLANT AND EQUIPMENT (1)


(Millions)
                                           Additions
                               Balance at  charged to
                               Beginning   profit and   Retirements    Discontinued     Balance at
         Description            of Year      loss      and other(2)    Operations(3)    end of year
- --------------------------    ----------  -----------  ------------    -------------    -----------
Year ended January 26, 1994
- ---------------------------
   Buildings                  $     103   $    14       $    --          $    26        $    91
   Furniture and fixtures         2,611       481            51              139          2,902
                              ---------   -------       -------          -------        -------
                                  2,714       495            51              165          2,993
   Leasehold improvements           492        72            --               49            515
                              ---------   -------       -------          -------        -------
                              $   3,206   $   567       $    51          $   214        $ 3,508
                              ---------   -------       -------          -------        -------
                              ---------   -------       -------          -------        -------
   Property under
      capital leases          $   1,418   $   117       $    64          $     3        $ 1,468
                              ---------   -------       -------          -------        -------
                              ---------   -------       -------          -------        -------
Year ended January 27, 1993:
- ----------------------------
   Buildings                  $      80   $    15       $    (8)         $              $   103
   Furniture and fixtures         2,444       449           282                           2,611
                              ---------   -------       -------          -------        -------
                                  2,524       464           274                           2,714
   Leasehold improvements           425        73             6                             492
                              ---------   -------       -------          -------        -------
                              $   2,949   $   537       $   280          $              $ 3,206
                              ---------   -------       -------          -------        -------
                              ---------   -------       -------          -------        -------
   Property under
      capital leases          $   1,345   $   114       $    41          $              $ 1,418
                              ---------   -------       -------          -------        -------
                              ---------   -------       -------          -------        -------


Year ended January 29, 1992:
- ----------------------------
   Buildings                  $      69   $    12       $     1          $              $    80
   Furniture and fixtures         2,288       355           199                           2,444
                              ---------   -------       -------          -------        -------
                                  2,357       367           200                           2,524
   Leasehold improvements           363        75            13                             425
                              ---------   -------       -------          -------        -------
                              $   2,720   $   442       $   213          $              $ 2,949
                              ---------   -------       -------          -------        -------
                              ---------   -------       -------          -------        -------
   Property under
      capital leases          $   1,258   $   110       $    23          $              $ 1,345
                              ---------   -------       -------          -------        -------
                              ---------   -------       -------          -------        -------


(1) See Notes to Consolidated Financial Statements on Annex V page V-30 through V-31 of the Registrant's definitive Proxy Statement filed with the SEC pursuant to Regulation 14A on April 28, 1994.

(2) The balance in accumulated depreciation at January 26, 1994, January 27, 1993 and January 29, 1992, include $282, $99 and $145, respectively, related to estimated fixed asset write-offs resulting from the store restructuring and other charges.

(3) See Notes to Consolidated Financial Statements on Annex V page V-28 through V-29 of the Registrant's definitive Proxy Statement filed with the SEC pursuant to Regulation 14A on April 28, 1994.

                   KMART CORPORATION AND SUBSIDIARY COMPANIES
                    SCHEDULE IX - SHORT-TERM BORROWINGS (a)



(Millions)                                            Maximum        Average        Weighted
                                                       Amount        Amount         Average
                             Balance     Weighted    Outstanding   Outstanding    Interest Rate
   Category of Aggregate     at End      Average     During the    During the      During the
   Short-term Borrowings   of Period  Interest Rate  Period (b)    Period (c)      Period (d)
   ---------------------   ---------  -------------  ----------    ----------      ------------
YEAR 1993
Commercial paper..........    $918        3.4%        $3,220        $2,079           3.2%

YEAR 1992
Commercial paper..........    $590        3.2%        $2,371        $1,136           3.6%

YEAR 1991
Commercial paper..........      --         --         $1,509        $1,093           6.1%


(a)  Commercial paper is issued on a discount basis at prevailing market rates.

(b) Represents maximum amount outstanding for each category of aggregate short-term borrowings at various month-ends.

(c) Average short-term borrowings are the sum of dollar-days of borrowings divided by actual days in the year.

(d) Average interest rates are determined by dividing actual interest accrued by average short-term borrowings.

                   KMART CORPORATION AND SUBSIDIARY COMPANIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION





(MILLIONS)
                                                      FISCAL YEAR ENDED
                                            ---------------------------------------
                                            JANUARY 26,   JANUARY 27    JANUARY 29,
CHARGED TO COSTS AND EXPENSES                 1994          1993          1992
- -----------------------------               -----------   ----------    -----------
ADVERTISING                                   $482          $472          $537
                                              ----          ----          ----
                                              ----          ----          ----


Advertising expense for the prior periods have been restated for discontinued operations.

                                 EXHIBIT INDEX

Exhibit Description

         The Exhibit marked with one asterisk below was filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended January 25, 1989 (file number 1-327) and is incorporated herein by reference. The Exhibits marked with two asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the year ended January 31, 1990 (file number 1-327) and are incorporated herein by reference. The Exhibits marked with three asterisks below were filed as Exhibits to the Form 10-K Report of the Registrant for the year ended January 27, 1992 (file number 1-327) and are incorporated herein by reference. The Exhibits marked with four asterisks below were filed as Exhibits to Form 10-K Report of the Registrant for the year ended January 27, 1993 (file number 1-327) and are incorporated herein by reference. The numbers in brackets are the Exhibit numbers in the Form 10-K Reports for the fiscal years ended; January 25, 1989; January 31, 1990; January 29, 1992 and January 27, 1993, respectively.

   ****  (3a)    Restated Articles of Incorporation of Kmart Corporation as
                 amended [3a]
         (3b)    Bylaws of Kmart Corporation as amended [3b]
   ****  (10a)   Kmart Corporation 1973 Stock Option Plan as amended [10a] [A]
   ****  (10b)   Kmart Corporation 1981 Stock Option Plan as amended [10b] [A]
    ***  (10c)   Kmart Corporation Supplemental Executive Retirement Plan [10c]
                 [A]
     **  (10d)   Kmart Corporation Directors Retirement Plan as amended [10d]
                 [A]
         (10e)   Kmart Corporation Performance Restricted Stock Plan [10e] [A]
      *  (10f)   Form of Severance Agreement with Executive Officers [10f] [A]
    ***  (10g)   Deferred Compensation Plan for Non-Employee Directors as
                 amended [10g] [A]
   ****  (10h)   Kmart Corporation 1992 Stock Option Plan [10h] [A]
    ***  (10i)   Kmart Corporation Directors Stock Plan [10i] [A]
         (10j)   Form of Employment Agreement with Executive Officers [10j] [A]
         (11)    Statement Regarding Computation of Per Share Earnings
         (12)    Statement Regarding Computation of Ratios
     **  (18)    Letter Regarding Change in Accounting Principle
         (22)    List of Significant Subsidiaries of Kmart Corporation
         (24)    Consent of Independent Accountants

         [A]     This document is a management contract or compensatory plan.

                 The Registrant agrees to furnish a copy to the Commission upon request of the following instruments defining the rights of holders of long-term debt:

                 Kmart Corporation and The Bank of New York, Trustee Indenture
                      dated as of February 1, 1985
                 12-1/8% Notes Due 1995
                 12-1/2% Debentures Due 2005
                 8-1/8% Notes Due 2006
                 8-3/8% Debentures Due 2017
                 8-1/4% Notes Due 2022
                 8-3/8% Debentures Due 2022
                 7-3/4% Debentures Due 2012
                 Fixed-Rate Medium-Term Notes