Form 10-Q
period 1994-04-27
KMART CORP
filed 1994-06-08
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 1994

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission File No. 1-327



                               Kmart Corporation
             (Exact name of registrant as specified in its charter)


              Michigan                                           38-0729500
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

 3100 West Big Beaver Road - Troy, Michigan                         48084
       (Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code             (810) 643-1000




             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     [ X ]                No    [   ]

Number of shares of Common Stock outstanding at May 25, 1994:   409,856,404

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               KMART CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)

                                                                                                          13 WEEKS ENDED
                                                                                                     -----------------------
                                                                                                     APRIL 27,     APRIL 28,
                                                                                                          1994          1993
                                                                                                     ---------     ---------
                                                                                                           (Unaudited)
 Sales                                                                                                  $7,810        $7,352
 Licensee fees and rental income                                                                            60            53
 Equity in income of affiliated retail companies                                                             8            10
                                                                                                        ------        ------
                                                                                                         7,878         7,415
                                                                                                        ------        ------

 Cost of merchandise sold (includes buying and occupancy costs)                                          5,840         5,466
 Selling, general and administrative expenses                                                            1,886         1,744
 Interest expense:
    Debt -- net                                                                                             67            74
    Capital lease obligations and other                                                                     57            48
                                                                                                        ------        ------
                                                                                                         7,850         7,332
                                                                                                        ------        ------

 Income from continuing retail operations before income taxes                                               28            83
 Income taxes                                                                                               10            25
                                                                                                        ------        ------
 Net income from continuing retail operations before
      extraordinary item and the effect of accounting changes                                               18            58
 Discontinued operations including the effect of accounting changes,
      net of income taxes of $1                                                                             --             7
 Extraordinary item, net of income taxes of $(6)                                                            --           (10)
 Effect of accounting changes, net of income taxes of $(37)                                                 --           (32)
                                                                                                        ------        ------
 Net income                                                                                             $   18        $   23
                                                                                                        ------        ------
                                                                                                        ------        ------

 Earnings per common and common equivalent share:
    Net income from continuing retail operations before
      extraordinary item and the effect of accounting changes                                           $  .04        $  .12
    Discontinued operations including the effect of accounting changes,
      net of income taxes                                                                                   --           .02
    Extraordinary item, net of income taxes                                                                 --          (.02)
    Effect of accounting changes, net of income taxes                                                       --          (.07)
                                                                                                        ------        ------

                                                                                                       $   .04        $  .05
                                                                                                        ------        ------
                                                                                                        ------        ------

 Dividends declared per common share                                                                   $   .24        $  .24
                                                                                                        ------        ------
                                                                                                        ------        ------

 Weighted average shares                                                                                 455.9         456.6
                                                                                                        ------        ------
                                                                                                        ------        ------

          See accompanying Notes to Consolidated Financial Statements.

 The consolidated statement of income for the prior period has been restated for discontinued operations.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)


                                                                                      APRIL 27,     APRIL 28,      JANUARY 26,
                                                                                           1994          1993             1994
                                                                                     ----------    ----------       ----------
                                                                                           (Unaudited)
 ASSETS
 Current Assets:
    Cash (includes temporary investments of  $352, $113 and $32, respectively)          $   650       $   416          $   449
    Merchandise inventories                                                               7,815         9,747            7,252
    Accounts receivable and other current assets                                          1,219         1,236            1,235
    Discontinued operations                                                                 611            --              911
                                                                                       --------       --------       ---------
 Total current assets                                                                    10,295        11,399            9,847
 Investments in Affiliated Retail Companies                                                 599           559              606
 Property and Equipment -- net                                                            5,972         6,528            5,886
 Other Assets and Deferred Charges                                                          406           369              469
 Goodwill -- net of accumulated amortization of $63, $101 and $59, respectively             691         1,235              696
                                                                                       --------       --------       ---------
                                                                                        $17,963       $20,090          $17,504
                                                                                       --------       --------       ---------
                                                                                       --------       --------       ---------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
    Long-term debt due within one year                                                  $   398       $   113          $   390
    Notes payable                                                                         1,134         1,824              918
    Accounts payable -- trade                                                             3,097         3,142            2,763
    Accrued payrolls and other liabilities                                                1,240         1,132            1,347
    Taxes other than income taxes                                                           384           436              271
    Income taxes                                                                             --           159               35
                                                                                       --------       --------       ---------
 Total current liabilities                                                                6,253         6,806            5,724
 Capital Lease Obligations                                                                1,764         1,762            1,720
 Long-Term Debt                                                                           2,224         3,041            2,227
 Other Long-Term Liabilities (includes store restructuring obligations)                   1,712           821            1,740
 Deferred Income Taxes                                                                       --           196               --
 Shareholders' Equity:
    Preferred stock, 10,000,000 shares authorized;
       Series A, 5,750,000 shares authorized and issued                                     986           986              986
       Series B, 796,827 shares authorized; 784,938 shares issued                           157           157              157
    Common stock, 1,500,000,000 shares authorized; shares
       issued 416,669,993, 416,037,375 and 416,546,780, respectively                        417           416              417
    Capital in excess of par value                                                          541           518              538
    Performance restricted stock deferred compensation                                      (3)           (5)              (3)
    Retained earnings                                                                     4,136         5,603            4,237
    Treasury shares                                                                       (105)         (119)            (109)
    Foreign currency translation adjustment                                               (119)          (92)            (130)
                                                                                       --------       --------       ---------
 Total shareholders' equity                                                               6,010         7,464            6,093
                                                                                       --------       --------       ---------
                                                                                        $17,963       $20,090          $17,504
                                                                                       --------       --------       ---------
                                                                                       --------       --------       ---------




          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                                      13 WEEKS ENDED
                                                                                                   ---------------------
                                                                                                   APRIL 27,   APRIL 28,
                                                                                                        1994        1993
                                                                                                   ---------   ---------
                                                                                                      (Unaudited)
 CASH PROVIDED BY (USED FOR):
 OPERATIONS
       Net income from continuing retail operations before extraordinary
             item and the effect of accounting changes                                               $    18     $    58
       Adjustments to reconcile net income to operating cash flows:
            Depreciation and amortization                                                                190         172
            Deferred income taxes                                                                         43         (25)
            Increase (decrease) in other long-term liabilities                                           (28)         15
            Other -- net                                                                                  63          53
       Cash used for current assets and current liabilities                                             (230)       (934)
                                                                                                      ------      ------

      Total cash provided by (used for) continuing retail operations                                      56        (661)
                                                                                                      ------      ------

       Discontinued Operations
            Proceeds from the sale of discontinued operations -- net                                     540          --
            Income from discontinued operations                                                           --           7
            Items not affecting cash -- net                                                               --          25
            Cash used for discontinued operations                                                       (239)         --
                                                                                                      ------      ------
       Total cash provided by discontinued operations                                                    301          32
                                                                                                      ------      ------
       Net cash provided by (used for) operations                                                        357        (629)
                                                                                                      ------      ------

  INVESTING
       Capital expenditures -- owned property                                                           (237)       (196)
       Acquisitions                                                                                       --        (268)
       Proceeds from the sale of assets                                                                    3           3
       Other -- net                                                                                        8           1
                                                                                                      ------       -----
       Net cash used for investing                                                                      (226)       (460)
                                                                                                      ------       -----

  FINANCING
       Proceeds from issuance of long-term debt and notes payable                                        269       1,240
       Reduction in long-term debt and notes payable                                                     (49)       (204)
       Reduction in capital lease obligations                                                            (29)        (29)
       Issuance of common stock                                                                            3           9
       Reissuance of treasury shares                                                                       4           3
       Extraordinary item for bond redemptions                                                            --         (10)
       Dividends paid                                                                                   (128)       (115)
                                                                                                      ------      ------
       Net cash provided by financing                                                                     70         894
                                                                                                      ------      ------

  NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                        201        (195)
       Cash and Equivalents at Beginning of Year                                                         449         611
                                                                                                      ------      ------
  CASH AND EQUIVALENTS AT END OF PERIOD                                                               $  650       $ 416
                                                                                                      ------      ------
                                                                                                      ------      ------

          See accompanying Notes to Consolidated Financial Statements. Certain prior year amounts have been restated for the effect of discontinued
                                  operations.

                               KMART CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in millions, except per-share data)
                                  (Unaudited)

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements do not include all information and footnotes necessary for the annual presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         In the opinion of Kmart Corporation, all adjustments necessary for a fair statement of the results for the interim periods have been included. All adjustments were of a normal and recurring nature.

DISCONTINUED OPERATIONS

         Discontinued operations include the results of PayLess Drug Stores Northwest, Inc. and PACE Membership Warehouse, Inc. which have been reclassified to reflect their respective plans for disposition announced in the fourth quarter of 1993. In January 1994, PACE sold the assets and lease obligations of 93 of its warehouses and virtually all of the inventory and membership files in the 34 warehouses not included in the transaction to Sam's Club, a division of Wal*Mart. Operations of the 34 remaining PACE sites not included in the transaction were discontinued, and PACE is in the process of evaluating and marketing these leased sites as well as leased premises for unopened warehouses and corporate facilities.

         In addition, in April 1994, Kmart sold its PayLess Drug Stores subsidiary to Thrifty PayLess Holdings, Inc. (TPH) and its subsidiary Thrifty PayLess, Inc. for approximately $595 in cash, $100 in Senior Notes of TPH and approximately 46% of the common equity of TPH. Of the cash proceeds, $50 has been invested in Senior Subordinated Notes of Thrifty PayLess, Inc. which Kmart subsequently sold in May 1994 at a slight premium. It is Kmart Corporation's intention to divest substantially all of its interest in TPH within one year. Management expects the disposition to be achieved either through a private offering or other alternative means. Accordingly, Kmart Corporation has reported PayLess as a discontinued operation and has recorded its investment in TPH at net realizable value.

         Kmart Corporation called for early redemption in June 1994 of all $300 of its 8 3/8% debentures due January 15, 2017 using the proceeds of the sale of the PayLess Drug Stores subsidiary to redeem the issue. The resulting redemption premium and associated cost of $18, net of applicable income taxes, was recorded in 1993 as part of the loss on disposal of discontinued operations. Accordingly, the $300 principal amount has been included in the current portion of long-term debt.


EXTRAORDINARY ITEM AND ACCOUNTING CHANGES

         In August 1993, Kmart Corporation called for early redemption of all $200 of its 8 1/8% debentures due January 1, 1997. The debentures were redeemed at 100% of the principal amount plus interest accrued to the date of redemption. In April 1993, Kmart Corporation called for early redemption of all $200 of its 10 1/2% Sinking Fund Debentures due December 1, 2017. The resulting redemption premium of $10, net of applicable income taxes, has been reported as an extraordinary item.

         Kmart Corporation adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes" (FAS 109) in the first quarter of 1993. FAS 109 requires that deferred taxes be calculated using the liability approach rather than the deferred method. In addition, the standard requires adjustment of deferred tax liabilities to reflect enacted changes in the statutory federal income tax rate. As a result of the adjustment of deferred tax balances to the enacted tax rate at the date of adoption, a benefit of $45, or $0.10 per share, has been recorded as the cumulative effect of the accounting change.

         Kmart Corporation also adopted Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions"
(FAS 106) at the beginning of fiscal 1993. This statement requires that Kmart Corporation accrue for future postretirement medical benefits. In prior years, these claims were expensed when paid. Net of applicable tax, a charge of $77, or $0.17 per share, has been included in net income as the effect of an accounting change.

                               KMART CORPORATION

                  (Dollars in millions, except per-share data)
                                  (Unaudited)
ACQUISITION

         On March 4, 1993, OfficeMax, Inc. purchased all of the outstanding shares of BizMart, Inc. ("BizMart"), a chain of 105 office products superstores. During 1993, BizMart was completely integrated into OfficeMax operations and BizMart stores converted to the OfficeMax format. The excess of the cost over fair value of the assets acquired totaled $186. This acquisition has been accounted for as a purchase and, accordingly, the results of operations have been consolidated from the date of acquisition.

INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of the inventories is accounted for using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory accounting had been used by Kmart Corporation, inventories would have been $871, $1,044 and $861 higher than reported at April 27, 1994, April 28, 1993 and January 26, 1994, respectively.

SHAREHOLDERS' EQUITY

                                                                            APRIL 27,         APRIL 28,         JANUARY 26,
                                                                                 1994              1993               1994
                                                                           -----------      -----------        -----------
 Preferred Stock -- 10,000,000 shares authorized:
   Series A conversion preferred stock;
     shares authorized and issued 5,750,000                                   $  986             $  986             $  986
   Series A junior participating preferred stock;
     shares designated 500,000; none issued                                     None               None               None
   Series B convertible preferred stock; 796,827 shares
     authorized; 784,938 shares issued                                           157                157                157
 Common Stock -- 1,500,000,000 shares authorized;
   46,000,000 shares reserved for conversion of Series A
   conversion preferred stock; 5,092,050 shares reserved
   for conversion of Series B convertible preferred stock;
   shares issued 416,669,993, 416,037,375 and 416,546,780,
   respectively                                                                  417                416                417
 Capital in Excess of Par Value                                                  541                518                538
 Restricted Stock Deferred Compensation                                           (3)                (5)                (3)
 Retained Earnings:
   Balance at beginning of fiscal year                                         4,237              5,700              5,700
   Net income                                                                     18                 23               (974)
   Cash dividends declared:
     Common stock                                                                (98)               (99)              (392)
     Series A conversion preferred stock                                         (19)               (19)               (78)
     Series B convertible preferred stock                                         (2)                (2)                (9)
   Minimum pension liability in excess of intangible
     pension asset                                                                --                 --                (10)
                                                                                -----              -----             -----
     Total Retained Earnings                                                    4,136             5,603              4,237
 Less:  Treasury Stock -- 7,220,431, 8,458,769 and 7,468,564
   shares, at cost, respectively                                                 (105)             (119)              (109)
 Cumulative Foreign Currency Translation Adjustment                              (119)              (92)              (130)
                                                                                -----             -----              -----
     Total Shareholders' Equity                                                $6,010            $7,464             $6,093
                                                                                -----             -----              -----
                                                                                -----             -----              -----


                               KMART CORPORATION
ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                     FOR THE 13 WEEKS ENDED APRIL 27, 1994


RESULTS OF OPERATIONS

Kmart Corporation's store activity during the first quarter of 1994 is summarized as follows:


                                                             FIRST QUARTER
                                                               ACTIVITY
                                        IN OPERATION AT    -----------------  IN OPERATION AT
 General Merchandise                    JANUARY 26, 1994   OPENED     CLOSED   APRIL 27, 1994
 -------------------                    ----------------   ------     ------   --------------
 Kmart
    United States                                  2,323       36       (29)          2,330
    Canada                                           127       --         --            127
 Czech Republic and Slovakia                          13       --         --             13
 Other                                                23        4        (6)             21
                                                --------   ------     ------       --------
      Total General Merchandise                    2,486       40       (35)          2,491
                                                --------   ------     ------       --------
 Specialty Retail
 -----------------
 Borders-Walden Group
    Borders                                           44        6         --             50
    Walden                                         1,159        3       (23)          1,139
 Builders Square                                     177        7        (4)            180
 OfficeMax                                           328        4        (9)            323
 The Sports Authority                                 80        2        --              82
                                                --------   ------     ------       --------
      Total Specialty Retail                       1,788       22       (36)          1,774
                                                --------   ------     ------       --------
 Total Stores                                      4,274       62       (71)          4,265
                                                --------   ------     ------       --------
                                                --------   ------     ------       --------

         Sales for the 13 weeks ended April 27, 1994 were $7.81 billion, a 6.2% increase over sales of $7.35 billion in the same period in the prior year (see table below). Comparable store sales for the first quarter of 1994 increased 1.2% over the same period last year. Comparable store sales were affected by the major inventory mix adjustments and reductions that have been made over the last six months.

                                           13 WEEKS ENDED
                                       ---------------------                   % CHANGE
                                       APRIL 27,   APRIL 28,         ---------------------------------
 SALES ($ MILLIONS)                     1994         1993            ALL STORES      COMPARABLE STORES
 ------------------                   ----------   ----------        ----------      -----------------
 General Merchandise
 -------------------
   United States                          $6,018       $5,825           3.3               (0.2)
   International                             212          229          (7.4)               0.5  (a)
                                           -----        -----
      Total General Merchandise            6,230        6,054           2.9               (0.2)
 Specialty Retail
 -----------------
   Borders-Walden Group                      303          287           5.6               N/A (b)
   Builders Square                           683          602          13.5                6.2
   OfficeMax                                 420          290          44.8               20.8
   The Sports Authority                      174          119          46.2                9.5
                                           -----        -----
      Total Specialty Retail               1,580        1,298          21.7                8.1
                                           -----        -----
 Consolidated                             $7,810       $7,352           6.2                1.2
                                           -----        -----
                                           -----        -----


(a) International comparable store sales change is calculated on sales in the applicable local currency.

(b) Borders sales in millions were $72 and $42 in the 1994 and 1993 periods, respectively, and Walden Book Company sales were $231 and $244 in the respective periods. Comparable store sales were up 19.6% at Borders and down 0.4% at Walden Book Company.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED
                     FOR THE 13 WEEKS ENDED APRIL 27, 1994


         Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended April 27, 1994 was $5,840 million as compared to $5,466 million in the same period in the prior year. Gross margin as a percent of sales was 25.2% and 25.7% in 1994 and 1993, respectively. The decrease, as a percent of sales, primarily reflects the effect of lower than expected comparable store sales on fixed occupancy costs and the increasing impact of the grocery component of the Super Kmart Centers. The impact of inflation included in the cost of merchandise sold reduced pretax earnings by $11 million for the first
13 weeks of 1994 and $12 million for the comparable period of 1993.

         Selling, general and administrative expense for the 13 weeks ended April 27, 1994 was $1,886 million, or 24.1% of sales, as compared to $1,744 million, or 23.7% of sales, in the same period in the prior year. The increase as a percent of sales resulted from lower than expected comparable store sales which more than offset the cost control programs that have been implemented at the Kmart store division.

         Operating income from continuing retail operations for the 13 weeks ended April 27, 1994 was $145 million, or 1.9% of sales, as compared to $196 million, or 2.7% of sales, in the same period in the prior year (see table below). The decrease in operating income resulted primarily from the lower gross margin and higher selling, general and administrative expense as a percent of sales.

                                                                 13 WEEKS ENDED
                                                             ---------------------
                                                             APRIL 27,    APRIL 28,
 OPERATING INCOME ($ MILLIONS)                                 1994         1993       % CHANGE
 -----------------------------                                ------       ------      ---------
 General Merchandise
 -------------------
   United States                                              $  134       $  202       (33.7)
   International                                                   1          --           --
                                                              ------       ------
        Total General Merchandise                                135          202       (33.2)
 Specialty Retail
 -----------------
   Borders-Walden Group                                          (4)          (7)        42.9
   Builders Square                                                 3           --          --
   OfficeMax                                                       9           --          --
   The Sports Authority                                            2            1       100.0
                                                              ------       ------
        Total Specialty Retail                                    10          (6)          --
                                                              ------       ------
 Consolidated                                                 $  145       $  196       (26.0)
                                                              ------       ------
                                                              ------       ------


         Net interest expense for the 13 weeks ended April 27, 1994 was $124 million, or 1.6% of sales, as compared to $122 million, or 1.7% of sales, for the same period in the prior year. Net interest expense on debt was down 9.5% in the 1994 first quarter, primarily as a result of reduced borrowings resulting from lower inventory levels in the 1994 period and the early retirement of high-cost, long-term debt in 1993. Interest expense related to capital lease obligations and other increased as a result of interest expense related to the discounting of closed store lease obligations included in the 1993 store restructuring reserve.

         Income from continuing retail operations before income taxes for the 13 weeks ended April 27, 1994 was $28 million, or 0.4% of sales, as compared to $83 million, or 1.1% of sales, in the same period last year.

         Income tax expense for the 13 weeks ended April 27, 1994 was $10 million with an effective tax rate of 34.5% as compared to $25 million with an effective tax rate of 30.2% in the same period of 1993 due to a higher projected annual tax rate for 1994, including the August 1993 1% increase in the statutory federal corporate rate.

         Net income from continuing retail operations before extraordinary item and the effect of accounting changes for the 13 weeks ended April 27, 1994 was $18 million, or 0.2% of sales, as compared to $58 million, or 0.8% of sales, in the same period last year.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED
                     FOR THE 13 WEEKS ENDED APRIL 27, 1994


         Net income from discontinued operations for the 13 weeks ended April 28, 1993 was $7 million, or 0.1% of sales. Discontinued operations include the results of PayLess Drug Stores Northwest, Inc. and PACE Membership Warehouse, Inc. which have been reclassified to reflect their respective dispositions announced in the fourth quarter of 1993.

         Extraordinary item. In August 1993, Kmart Corporation called for early redemption of all $200 million of its 8 1/8% debentures due January 1, 1997. The debentures were redeemed at 100% of the principal amount plus interest accrued to the date of redemption. In April 1993, Kmart Corporation called for early redemption of all $200 million of its 10 1/2% Sinking Fund Debentures due December 1, 2017. The resulting redemption premium of $10 million, net of applicable income taxes, has been reported as an extraordinary item.

         Effect of accounting changes. Kmart Corporation adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes" (FAS 109) in the first quarter of 1993. FAS 109 requires that deferred taxes be calculated using the liability approach rather than the deferred method. As a result of the adjustment of deferred tax balances to the enacted tax rate at the date of adoption, Kmart Corporation has recorded a benefit of $45 million, as the cumulative effect of an accounting change.

         Kmart Corporation also adopted Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106) at the beginning of fiscal 1993. This statement requires that Kmart Corporation accrue for future postretirement medical benefits. In prior years, these claims were expensed when paid. Net of applicable tax, a charge of $77 million has been included in net income as the effect of an accounting change.

         In addition, Kmart Corporation adopted Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (FAS 112) in the first quarter of 1993. FAS 112 is an extension of the concepts underlying FAS 106 for similar benefits provided to terminated or laid-off employees. The financial effects of this statement were not material.

         As the result of the foregoing factors, net income for the 13 weeks ended April 27, 1994 was $18 million, or 0.2% of sales, as compared to $23 million, or 0.3% of sales, in the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 13 weeks ending April 27, 1994 are summarized below. The net increase in cash and equivalents for the 13 weeks ended April 27, 1994 was $201 million as compared to a $195 million decrease in the same period in the prior year.

         Total cash provided by (used for) continuing retail operations for the 13 weeks ended April 27, 1994 was $56 million as compared to $(661) million in the same period of 1993. The change is primarily attributable to a lower rate of increase in merchandise inventories and increased accounts payable financing of inventory.

         Merchandise inventories, which were primarily accounted for under the LIFO method of inventory valuation, decreased 19.8% to $7,815 million at April 27, 1994 from $9,747 million at April 28, 1993. The decrease was largely the result of the PACE and PayLess dispositions and the improved inventory management in U.S. Kmart stores. U.S. Kmart inventory was reduced by $892 million on a FIFO basis, or 11.8%.

         Total cash provided by discontinued operations for the 13 weeks ended April 27, 1994 was $301 million as compared to $32 million in the same period last year. The increase was primarily attributable to the proceeds from the sale of PayLess.

         Net cash used for investing for the 13 weeks ended April 27, 1994, was $226 million as compared to $460 million in the same period last year. The decrease was primarily due to the prior year acquisition of BizMart. The 13 weeks ended April 27, 1994 reflect the activity for the U.S. Kmart store modernization program including 14 new locations, 22 relocations with 29 closings, 15 expansions and 3 refurbishments.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED
                     FOR THE 13 WEEKS ENDED APRIL 27, 1994

         Net cash provided by financing of $70 million during the 13 weeks ended April 27, 1994 was attributable to a net increase in long-term debt and notes payable of $220 million. The $894 million provided by financing during the 13 weeks ended April 28, 1993 was attributable to a $1,036 million net increase in long-term debt and notes payable. The decrease in proceeds from notes payable is primarily attributable to lower borrowings resulting from lower inventory levels.

         Kmart Corporation's working capital ratio was 1.6 at April 27, 1994 and 1.7 at April 28, 1993. Total working capital at April 27, 1993 was $4,042 million compared with $4,593 million at April 28, 1993, a decrease of $551 million.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibit is filed as a part of this report:

         1.  (11) - Information on Computation of Per Share Earnings

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the thirteen weeks ended April 27, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.





                                              Date:         June 8, 1994
                                                          Kmart Corporation
                                                       -----------------------
                                                            (Registrant)


                                              By            T. F. Murasky
                                                       -----------------------
                                                            T. F. Murasky
                                                      EXECUTIVE VICE PRESIDENT
                                                       CHIEF FINANCIAL OFFICER
                                                    (Duly Authorized Officer and
                                                   Principal Accounting Officer)