Form 10-Q
period 1994-07-27
KMART CORP
filed 1994-09-07
CIK 56824

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended July 27, 1994

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

                         Yes     X                No

Number of shares of Common Stock outstanding at August 24, 1994:   410,380,730

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               KMART CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)

                                                                            13 WEEKS ENDED               26 WEEKS ENDED
                                                                        ---------------------         ----------------------
                                                                        JULY 27,     JULY 28,         JULY 27,     JULY 28,
                                                                            1994         1993             1994         1993
                                                                        --------     --------         --------     --------
                                                                              (Unaudited)                 (Unaudited)
Sales                                                                   $  8,828     $  8,439         $16,638      $15,791
Licensee fees and rental income                                               73           71             133          124
Equity in income of affiliated retail companies                               25           29              33           39
                                                                        --------     --------         -------      -------
                                                                           8,926        8,539          16,804       15,954
                                                                        --------     --------         -------      -------

Cost of merchandise sold (includes buying and occupancy costs)             6,637        6,309          12,477       11,775
Selling, general and administrative expenses                               2,030        1,925           3,916        3,669
Interest expense:
   Debt -- net                                                                57           75             124          149
   Capital lease obligations and other                                        59           50             116           98
                                                                        --------     --------         -------      -------
                                                                           8,783        8,359          16,633       15,691
                                                                        --------     --------         -------      -------

Income from continuing retail operations before income taxes                 143          180             171          263
Income taxes                                                                  49           55              59           80
                                                                        --------     --------         -------      -------
Net income from continuing retail operations before
    extraordinary item and the effect of accounting changes                   94          125             112          183
Discontinued operations including the effect of accounting
    changes, net of income taxes of $0 and $1, respectively                   --          (23)             --          (16)
Extraordinary item, net of income taxes of $(6)                               --           --              --          (10)
Effect of accounting changes, net of income taxes of $(37)                    --           --              --          (32)
                                                                        --------     --------         -------      -------
Net income                                                               $    94     $    102         $   112      $   125
                                                                        ========     ========         =======      =======
Earnings per common and common equivalent share:
  Net income from continuing retail operations before
    extraordinary item and the effect of accounting changes              $   .20     $    .27         $   .24      $   .39
  Discontinued operations including the effect of accounting
    changes, net of income taxes                                              --         (.05)             --         (.03)
  Extraordinary item, net of income taxes                                     --           --              --         (.02)
  Effect of accounting changes, net of income taxes                           --           --              --         (.07)
                                                                        --------     --------         -------      -------
                                                                         $   .20     $    .22         $   .24      $   .27
                                                                        ========     ========         =======      =======

Dividends declared per common share                                      $   .24     $    .24         $   .48      $   .48
                                                                        ========     ========         =======      =======

Weighted average shares                                                    456.1        456.0           456.0        456.3
                                                                        ========     ========         =======      =======

          See accompanying Notes to Consolidated Financial Statements.

The consolidated statements of income for the prior periods have been restated for discontinued operations.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                          JULY 27,       JULY 28,    JANUARY 26,
                                                                                              1994           1993           1994
                                                                                          --------     ----------    -----------
                                                                                              (Unaudited)
ASSETS
Current Assets:
   Cash (includes temporary investments of  $62, $142 and $32,
      respectively)                                                                      $   318       $   550       $   449
   Merchandise inventories                                                                 8,328         9,437         7,252
   Accounts receivable and other current assets                                            1,407         1,290         1,235
   Discontinued operations                                                                   672            --           911
                                                                                         -------       -------       -------
Total current assets                                                                      10,725        11,277         9,847
Investments in Affiliated Retail Companies                                                   615           541           606
Property and Equipment -- net                                                              6,174         6,774         5,886
Other Assets and Deferred Charges                                                            322           366           469
Goodwill -- net of accumulated amortization of $68, $109 and $59,
   respectively                                                                              686         1,231           696
                                                                                         -------       -------       -------
                                                                                         $18,522       $20,189       $17,504
                                                                                         =======       =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Long-term debt due within one year                                                    $   229       $   120       $   390
   Notes payable                                                                           1,585         1,893           918
   Accounts payable -- trade                                                               3,541         3,173         2,763
   Accrued payrolls and other liabilities                                                  1,220         1,140         1,347
   Taxes other than income taxes                                                             407           445           271
   Income taxes                                                                               --           113            35
                                                                                         -------       -------       -------
Total current liabilities                                                                  6,982         6,884         5,724
Capital Lease Obligations                                                                  1,791         1,876         1,720
Long-Term Debt                                                                             2,042         2,979         2,227
Other Long-Term Liabilities (includes store restructuring obligations)                     1,696           811         1,740
Deferred Income Taxes                                                                         --           215            --

Shareholders' Equity:
  Preferred stock, 10,000,000 shares authorized;
      Series A, 5,750,000 shares authorized and issued                                       986           986           986
      Series C, 796,827 shares authorized; 784,938 shares issued                             157           157           157
  Common stock, 1,500,000,000 shares authorized; shares
      issued 416,772,739, 416,189,888 and 416,546,780, respectively                          417           416           417
   Capital in excess of par value                                                            543           524           538
   Performance restricted stock deferred compensation                                         (2)           (4)           (3)
   Retained earnings                                                                       4,108         5,585         4,237
   Treasury shares                                                                           (95)         (115)         (109)
   Foreign currency translation adjustment                                                  (103)         (125)         (130)
                                                                                         -------       -------       -------
Total shareholders' equity                                                                 6,011         7,424         6,093
                                                                                         -------       -------       -------
                                                                                         $18,522       $20,189       $17,504
                                                                                         =======       =======       =======


          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                              26 WEEKS ENDED
                                                                                         -------------------------
                                                                                         JULY 27,        JULY 28,
                                                                                           1994           1993
                                                                                         -----------  ------------
                                                                                               (Unaudited)
CASH PROVIDED BY (USED FOR):
OPERATIONS
      Net income from continuing retail operations before extraordinary
            item and the effect of accounting changes                                    $   112         $   183
      Adjustments to reconcile net income to operating cash flows:
           Depreciation and amortization                                                     382             343
           Deferred income taxes                                                              97              (4)
           Increase (decrease) in other long-term liabilities                                (61)              5
           Other -- net                                                                       67              61
      Cash used for current assets and current liabilities                                  (520)           (720)
                                                                                         -------         -------

     Total cash provided by (used for) continuing retail operations                           77            (132)
                                                                                         -------         -------

      Discontinued Operations
           Proceeds from the sale of discontinued operations  -- net                         590              --
           Loss from discontinued operations                                                  --             (16)
           Items not affecting cash -- net                                                    --              44
           Cash used for discontinued operations                                            (291)             --
                                                                                         -------         -------

      Total cash provided by discontinued operations                                         299              28
                                                                                         -------         -------

      Net cash provided by (used for) operations                                             376            (104)
                                                                                         -------         -------


 INVESTING
      Capital expenditures -- owned property                                                (562)           (476)
      Acquisitions                                                                            --            (268)
      Proceeds from the sale of assets                                                         5              30
      Other -- net                                                                             2               3
                                                                                         -------         -------
      Net cash used for investing                                                           (555)           (711)
                                                                                         -------         -------


 FINANCING
      Proceeds from issuance of long-term debt and notes payable                             718           1,306
      Reduction in long-term debt and notes payable                                         (398)           (257)
      Reduction in capital lease obligations                                                 (59)            (73)
      Capital contributions from minority interest                                            17              --
      Issuance of common stock                                                                 5              16
      Reissuance of treasury shares                                                           14               7
      Extraordinary item for bond redemptions                                                 --             (10)
      Dividends paid                                                                        (249)           (235)
                                                                                         -------         -------
      Net cash provided by financing                                                          48             754
                                                                                         -------         -------

 NET DECREASE IN CASH AND EQUIVALENTS                                                       (131)            (61)
      Cash and Equivalents at Beginning of Year                                              449             611
                                                                                         -------         -------
 CASH AND EQUIVALENTS AT END OF PERIOD                                                   $   318         $   550
                                                                                         ========        =======

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

SUBSEQUENT EVENT

         In August 1994, Kmart Corporation announced plans for public offerings of majority interests in the Borders-Walden Group, The Sports Authority and OfficeMax through Initial Public Offerings (IPO's). Plans call for OfficeMax to be the first IPO with a filing with the SEC to be made in September 1994. The Borders-Walden Group and The Sports Authority will follow in an orderly manner dependent upon market conditions.

AGREEMENT TO SELL EQUITY INTEREST IN COLES MYER, LTD.

         Kmart Corporation announced in July 1994 that it had accepted an offer by Coles Myer, Ltd. to purchase Kmart's 21.5% equity interest in the Australian retailer. The transaction is conditional upon the approval of Coles Myer shareholders and is subject to Coles Myer obtaining necessary approval by Australian regulatory authorities. A meeting of Coles Myer shareholders to vote on the transaction is scheduled for September 19, 1994. If approved, a 30 day waiting period is required under Australian law before the transaction may be completed.

         The total proceeds would amount to approximately A$1,259, equivalent to U.S. $924 at the time the transaction was announced. Kmart expects to realize a pre-tax gain in the third quarter of 1994 if the transaction is completed. The gain is subject to foreign currency exchange rate risk as proceeds are fixed in Australian dollars. The agreement provides that Coles Myer will directly buy back shares representing approximately half of Kmart's Coles Myer shares, and Coles Myer or a designate will purchase a Kmart subsidiary which owns the remaining shares. If Coles Myer shareholders do not approve the purchase, Kmart will receive a payment of U.S. $21 from Coles Myer.

DISCONTINUED OPERATIONS

         Discontinued operations include the results of PayLess Drug Stores Northwest, Inc. and PACE Membership Warehouse, Inc. which have been reclassified to reflect the respective plans for disposition announced in the fourth quarter of 1993. In January 1994, PACE sold to Sam's Club, a division of Wal*Mart, the assets and lease obligations of 93 of its warehouses and virtually all of the inventory and membership files in the 34 warehouses not included in the transaction. Operations of the 34 remaining PACE sites not included in the transaction were discontinued, and PACE is in the process of evaluating and marketing these leased sites as well as leased premises for unopened warehouses and corporate facilities.

                               KMART CORPORATION

                  (Dollars in millions, except per-share data)
                                  (Unaudited)

DISCONTINUED OPERATIONS-CONTINUED

         In addition, in April 1994, Kmart sold its PayLess Drug Stores subsidiary to Thrifty PayLess Holdings, Inc. (TPH) and its subsidiary Thrifty PayLess, Inc. for approximately $595 in cash, $100 in Senior Notes of TPH and approximately 46% of the common equity of TPH. Of the cash proceeds, $50 was invested in Senior Subordinated Notes of Thrifty PayLess, Inc. which Kmart
subsequently sold in May 1994 at a slight premium.   It is Kmart Corporation's
intention to divest substantially all of its interest in TPH within one year. Management expects the disposition to be achieved either through a private offering or other alternative means. Accordingly, Kmart Corporation has reported PayLess as a discontinued operation and has recorded its investment in TPH at net realizable value.

         In June 1994, Kmart Corporation called for early redemption of all $300 of its 8 3/8% debentures due January 15, 2017 using the proceeds of the sale of the PayLess Drug Stores subsidiary to redeem the issue. The resulting redemption premium and associated cost of $18, net of applicable income taxes, was recorded in the fourth quarter of 1993 as part of the loss on disposal of discontinued operations. Kmart Corporation's current short-term and long-term borrowing rates at the time of the call were 4.50% and 8.65%, respectively.

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

         Kmart Corporation adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes" (FAS 109) in the first quarter of 1993. FAS 109 requires that deferred taxes be calculated using the liability approach rather than the deferred method. In addition, the standard requires adjustment of deferred tax liabilities to reflect enacted changes in the statutory federal income tax rate. As a result of the adjustment of deferred tax balances to the enacted tax rate at the date of adoption, a benefit of $45, or $0.10 per share, was recorded in the first quarter of 1993 as the cumulative effect of the accounting change.

         Kmart Corporation also adopted Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106) at the beginning of fiscal 1993. This statement requires that Kmart Corporation accrue for future postretirement medical benefits. In prior years, these claims were expensed when paid. Net of applicable tax, a charge of $77, or $0.17 per share, was included in net income in the first quarter of 1993 as the effect of an accounting change.

INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of the inventories is accounted for using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory accounting had been used by Kmart Corporation, inventories would have been $874, $1,057 and $861 higher than reported at July 27, 1994, July 28, 1993 and January 26, 1994, respectively.

                               KMART CORPORATION

                  (Dollars in millions, except per-share data)
                                  (Unaudited)

SHAREHOLDERS' EQUITY

         In October 1992, Kmart Corporation issued 784,938 shares of Series B convertible preferred stock in exchange for all the outstanding stock of Borders, Inc. As of July 8, 1994, all of the outstanding shares of Series B convertible preferred stock were exchanged for 784,938 shares of Series C convertible preferred stock. The Series C convertible preferred stock has substantially the same terms as the Series B convertible preferred stock, i.e., each share of Series C convertible preferred stock is convertible by the holders at any time into 6.49 shares of common stock, subject to adjustment in certain events, and is redeemable into common stock by Kmart Corporation after November 1, 1999 at a redemption rate based on the then-current market price of the common stock. In addition, the holders have the right to compel the Company to call for redemption into common stock, at a redemption rate based on the then-current market price of the common stock, up to 25% of the outstanding shares of Series C convertible preferred stock between the date of issuance and December 15, 1995, up to 50% of outstanding Series C shares between December 16, 1995 and November 1, 1997 and up to all of the outstanding Series C shares after November 1, 1997.

                                                                              JULY 27,       JULY 28,        JANUARY 26,
                                                                                  1994           1993               1994
                                                                              --------       ---------       -----------
 Preferred Stock -- 10,000,000 shares authorized:
      Series A conversion preferred stock;
           shares authorized and issued 5,750,000                              $  986         $  986          $   986
      Series A junior participating preferred stock;
           shares designated 500,000; none issued                                None           None             None
      Series C convertible preferred stock; 796,827 shares
           authorized; 784,938 shares issued                                      157            157              157
 Common Stock -- 1,500,000,000 shares authorized;
      46,000,000 shares reserved for conversion of Series A conversion preferred stock; 5,092,050 shares reserved for conversion
      of Series C convertible preferred stock; shares issued
      416,772,739, 416,189,888 and 416,546,780, respectively                      417            416              417
 Capital in Excess of Par Value                                                   543            524              538
 Restricted Stock Deferred Compensation                                            (2)            (4)              (3)
 Retained Earnings:
      Balance at beginning of fiscal year                                       4,237          5,700            5,700
      Net income                                                                  112            125             (974)
      Cash dividends declared:
           Common stock                                                          (197)          (196)            (392)
           Series A conversion preferred stock                                    (39)           (39)             (78)
           Series C convertible preferred stock                                    (5)            (5)              (9)
      Minimum pension liability in excess of intangible
           pension asset                                                           --             --              (10)
                                                                               ------        -------          -------
                Total Retained Earnings                                         4,108          5,585            4,237
 Less:  Treasury Stock --  6,526,151, 8,071,632 and 7,468,564
      shares, at cost, respectively                                               (95)          (115)            (109)
 Cumulative Foreign Currency Translation Adjustment                              (103)          (125)            (130)
                                                                               ------        -------          -------
                Total Shareholders' Equity                                     $6,011         $7,424           $6,093
                                                                               ======        =======          =======

                               KMART CORPORATION
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS 13 WEEKS ENDED JULY 27, 1994

Kmart Corporation's store activity during the second quarter of 1994 is summarized as follows:

                                                                      SECOND QUARTER
                                                                         ACTIVITY
                                           IN OPERATION AT       ------------------------  IN OPERATION AT
                                            APRIL 27, 1994          OPENED      CLOSED       JULY 27, 1994
                                           ---------------          ------      ------     ---------------
 General Merchandise
 Kmart
    United States                                    2,330              17          (21)              2,326
    Canada                                             127              --           (2)                125
 Czech Republic and Slovakia                            13              --           --                  13
 Mexico                                                 --               2           --                   2
 Singapore                                              --               1           --                   1
 Other                                                  21               2           (2)                 21
                                                    ------         -------      -------             -------
    Total General Merchandise                        2,491              22          (25)              2,488
                                                    ------         -------      -------             -------
 Specialty Retail
 Borders-Walden Group                                1,189               8          (28)              1,169
 Builders Square                                       180               7           (6)                181
 OfficeMax                                             323              10           (1)                332
 The Sports Authority                                   82               3           --                  85
                                                    ------         -------      -------             -------
    Total Specialty Retail                           1,774              28          (35)              1,767
                                                    ------         -------      -------             -------
 Total Stores                                        4,265              50          (60)              4,255
                                                    ======         =======      =======             =======

         Sales for the 13 weeks ended July 27, 1994 were $8.83 billion, a 4.6% increase over sales of $8.44 billion in the same period in the prior year (see table below). Inventory mix adjustments and reductions from the comparable prior year period in the U.S. Kmart store division contributed to reduced store traffic and the resulting 0.1% decrease in comparable store sales for the second quarter of 1994 over the same period last year.

                                            13 WEEKS ENDED
                                      -------------------------                   % CHANGE
                                        JULY 27,       JULY 28,      -------------------------------------
 SALES ($ MILLIONS)                       1994           1993         ALL STORES        COMPARABLE STORES
 ------------------                   ----------     ----------      --------------    -------------------
 General Merchandise
   United States                          $6,842         $6,642           3.0                 (1.2)
   International                             273            258           5.8                  5.0    (a)
                                         -------        -------
      Total General Merchandise            7,115          6,900           3.1                 (1.0)
 Specialty Retail
   Borders-Walden Group                      325            289          12.5                   --    (b)
   Builders Square                           827            794           4.2                  0.9
   OfficeMax                                 360            310          16.1                 16.1
   The Sports Authority                      201            146          37.7                  3.8
                                         -------        -------
      Total Specialty Retail               1,713          1,539          11.3                  4.3
                                         -------        -------
 Consolidated                            $ 8,828        $ 8,439           4.6                 (0.1)
                                         =======        =======

(a) International comparable store sales change is calculated on sales in the applicable local currency.

(b) Borders sales in millions were $85 and $45 in the 1994 and 1993 periods, respectively, and Walden Book Company sales were $241 and $244 in the respective periods. Comparable store sales were up 19.1% at Borders and up 4.1% at Walden Book Company.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED


         Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended July 27, 1994 was $6,637 million as compared to $6,309 million in the same period in the prior year. Gross margin as a percent of sales was 24.8% and 25.2% in the 1994 and 1993 periods, respectively. The decrease, as a percent of sales, reflects the effect of lower than expected comparable store sales on fixed occupancy costs and the increasing impact of the grocery component of the Super Kmart Centers. The impact of inflation included in the cost of merchandise sold reduced pretax earnings by $2 million for the second quarter of 1994 and $14 million for the comparable period of 1993.

         Selling, general and administrative expense for the 13 weeks ended July 27, 1994 was $2,030 million, or 23.0% of sales, as compared to $1,925 million, or 22.8% of sales, in the same period in the prior year. The increase as a percent of sales resulted from lower than expected comparable store sales which more than offset the cost control programs that have been implemented at the U.S. Kmart store division.

         Operating income from continuing retail operations for the 13 weeks ended July 27, 1994 was $232 million, or 2.6% of sales, as compared to $274 million, or 3.2% of sales, in the same period in the prior year (see table below). The decrease in operating income resulted primarily from the lower gross margin and higher selling, general and administrative expense as a percent of sales related to lower than expected sales at the U.S. Kmart store division.

                                               13 WEEKS ENDED
                                             --------------------
                                             JULY 27,    JULY 28,
OPERATING INCOME ($ MILLIONS)                    1994        1993     % CHANGE
- -----------------------------                --------    --------     --------
General Merchandise
  United States                               $  201      $  247       (18.6)
  International                                    1           3       (66.7)
                                              ------      ------
       Total General Merchandise                 202         250       (19.2)
Specialty Retail
  Borders-Walden Group                            (4)         (6)       33.3
  Builders Square                                 26          31       (16.1)
  OfficeMax                                        0          (6)        --
  The Sports Authority                             8           5        60.0
                                              ------      ------
       Total Specialty Retail                     30          24        25.0
                                              ------      ------
Consolidated                                  $  232       $ 274       (15.3)
                                              ======       =====


         Net interest expense for the 13 weeks ended July 27, 1994 was $116 million, or 1.3% of sales, as compared to $125 million, or 1.5% of sales, for the same period in the prior year. Net interest expense on debt was down 24.0% in the 1994 second quarter, reflecting reduced borrowings as a result of lower average inventory levels and the early retirement of high-cost, long-term debt. Interest expense related to capital lease obligations and other increased $9 million, reflecting the interest expense related to the discounting of closed store lease obligations included in the 1993 store restructuring reserve.

         Income from continuing retail operations before income taxes for the 13 weeks ended July 27, 1994 was $143 million, or 1.6% of sales, as compared to $180 million, or 2.1% of sales, in the same period last year.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

         Income tax expense for the 13 weeks ended July 27, 1994 was $49 million with an effective tax rate of 34.5% as compared to $55 million with an effective tax rate of 30.6% in the same period of 1993 due to a higher projected annual tax rate for 1994, including the August 1993 1% increase in the statutory federal corporate rate.

         Net income from continuing retail operations before extraordinary item and the effect of accounting changes for the 13 weeks ended July 27, 1994 was $94 million, or 1.1% of sales, as compared to $125 million, or 1.5% of sales, in the same period last year.

         Net loss from discontinued operations for the 13 weeks ended July 28, 1993 was $23 million. Discontinued operations included the results of PayLess Drug Stores Northwest, Inc. and PACE Membership Warehouse, Inc. which have been reclassified to reflect their respective dispositions announced in the fourth quarter of 1993.

         As a result of the foregoing factors, net income for the 13 weeks ended July 27, 1994 was $94 million, or 1.1% of sales, as compared to $102 million, or 1.2% of sales, in the same period in the prior year.

RESULTS OF OPERATIONS 26 WEEKS ENDED JULY 27, 1994

         Sales for the 26 weeks ended July 27, 1994 were $16.6 billion, a 5.4% increase over sales of $15.8 billion in the same period in the prior year (see table below). Comparable store sales for the 26-week period increased 0.5% over the same period last year. Comparable store sales were affected by the inventory mix adjustments and reductions made in late 1993 and early in 1994 in the U.S. Kmart store division which contributed to lower store traffic.

                                            26 WEEKS ENDED
                                        -----------------------                   % CHANGE
                                        JULY 27,       JULY 28,      -----------------------------------
 SALES ($ MILLIONS)                         1994           1993      ALL STORES        COMPARABLE STORES
 ------------------                     --------       --------      --------------    -----------------
 General Merchandise
   United States                         $12,860        $12,467           3.2                 (0.7)
   International                             485            487          (0.4)                 2.6   (a)
                                         -------        -------
      Total General Merchandise           13,345         12,954           3.0                 (0.6)
 Specialty Retail
   Borders-Walden Group                      628            576           9.0                   --   (b)
   Builders Square                         1,510          1,396           8.2                  3.3
   OfficeMax                                 780            600          30.0                 18.6
   The Sports Authority                      375            265          41.5                  6.3
                                         -------        -------
      Total Specialty Retail               3,293          2,837          16.1                  6.1
                                         -------        -------

 Consolidated                            $16,638       $ 15,791           5.4                  0.5
                                         =======       ========


(a) International comparable store sales change is calculated on sales in the applicable local currency.

(b) Borders sales in millions were $156 and $87 in the 1994 and 1993 periods, respectively, and Walden Book Company sales were $472 and $489 in the respective periods. Comparable store sales were up 19.3% at Borders and up 1.6% at Walden Book Company.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

         Cost of merchandise sold, including buying and occupancy costs, for the 26 weeks ended July 27, 1994 was $12,477 million as compared to $11,775 million in the same period in the prior year. Gross margin as a percent of sales was 25.0% and 25.4% in the 1994 and 1993 periods, respectively. The decrease, as a percent of sales, reflects the effect of lower than expected comparable store sales on fixed occupancy costs and the increasing impact of the grocery component of the Super Kmart Centers. The impact of inflation included in the cost of merchandise sold reduced pretax earnings by $13 million for the first 26 weeks of 1994 and $26 million for the comparable period of 1993.

         Selling, general and administrative expense for the 26 weeks ended July 27, 1994 was $3,916 million, or 23.5% of sales, as compared to $3,669 million, or 23.2% of sales, in the same period in the prior year. The increase as a percent of sales resulted from lower than expected comparable store sales which more than offset the cost control programs that have been implemented at the U.S. Kmart store division.

         Operating income from continuing retail operations for the 26 weeks ended July 27, 1994 was $377 million, or 2.3% of sales, as compared to $470 million, or 3.0% of sales, in the same period in the prior year (see table below). The decrease in operating income resulted primarily from the lower gross margin and higher selling, general and administrative expense as a percent of sales related to lower than expected sales in the U.S. Kmart store division.

                                                                    26 WEEKS ENDED
                                                                 --------------------
                                                                 JULY 27,     JULY 28,
 OPERATING INCOME ($ MILLIONS)                                      1994         1993    % CHANGE
 -----------------------------                                   -------      -------    --------
 General Merchandise
   United States                                                 $  335       $  449      (25.4)
   International                                                      2            3      (33.3)
                                                                 ------       ------
        Total General Merchandise                                   337          452      (25.4)
 Specialty Retail
   Borders-Walden Group                                              (8)         (13)      38.5
   Builders Square                                                   29           31       (6.5)
   OfficeMax                                                          9           (6)        --
   The Sports Authority                                              10            6       66.7
                                                                 ------       ------
        Total Specialty Retail                                       40           18      122.2
                                                                 ------       ------
 Consolidated                                                    $  377       $  470      (19.8)
                                                                 ======       ======


         Net interest expense for the 26 weeks ended July 27, 1994 was $240 million, or 1.4% of sales, as compared to $247 million, or 1.6% of sales, for the same period in the prior year. Net interest expense on debt was down 16.8% in the 1994 26-week period, primarily as a result of reduced borrowings resulting from lower inventory levels in the 1994 period and the early retirement of high-cost, long-term debt. Interest expense related to capital lease obligations and other increased $18 million as a result of interest expense related to the discounting of closed store lease obligations included in the 1993 store restructuring reserve.

         Income from continuing retail operations before income taxes for the 26 weeks ended July 27, 1994 was $171 million, or 1.0% of sales, as compared to $263 million, or 1.7% of sales, in the same period last year.

         Income tax expense for the 26 weeks ended July 27, 1994 was $59 million with an effective tax rate of 34.5% as compared to $80 million with an effective tax rate of 30.3% in the same period of 1993 due to a higher projected annual tax rate for 1994, including the August 1993 1% increase in the statutory federal corporate rate.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

         Net income from continuing retail operations before extraordinary item and the effect of accounting changes for the 26 weeks ended July 27, 1994 was $112 million, or 0.7% of sales, as compared to $183 million, or 1.2% of sales, in the same period last year.

         Net loss from discontinued operations for the 26 weeks ended July 28, 1993 was $16 million. Discontinued operations included the results of PayLess Drug Stores Northwest, Inc. and PACE Membership Warehouse, Inc. which have been reclassified to reflect their respective dispositions announced in the fourth quarter of 1993.

         Effect of accounting changes. Kmart Corporation adopted Financial Accounting Standard No. 109 "Accounting for Income Taxes" (FAS 109) in the first quarter of 1993. FAS 109 requires that deferred taxes be calculated using the liability approach rather than the deferred method. As a result of the adjustment of deferred tax balances to the enacted tax rate at the date of adoption, Kmart Corporation recorded a benefit of $45 million in the first quarter of 1993 as the cumulative effect of an accounting change.

         Kmart Corporation also adopted Financial Accounting Standard No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106) at the beginning of fiscal 1993. This statement requires that Kmart Corporation accrue for future postretirement medical benefits. In prior years, these claims were expensed when paid. Net of applicable tax, a charge of $77 million was included in net income in the first quarter of 1993 as the effect of an accounting change.

         In addition, Kmart Corporation adopted Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (FAS 112) in the first quarter of 1993. FAS 112 is an extension of the concepts underlying FAS 106 for similar benefits provided to terminated or laid-off employees. The financial effects of this statement were not material.

         As a result of the foregoing factors, net income for the 26 weeks ended July 27, 1994 was $112 million, or 0.7% of sales, as compared to $125 million, or 0.8% of sales, in the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 26 weeks ending July 27, 1994 are summarized below. The net decrease in cash and equivalents for the 26 weeks ended July 27, 1994 was $131 million as compared to $61 million in the same period in the prior year.

         Total cash provided by (used for) continuing retail operations for the 26 weeks ended July 27, 1994 was $77 million as compared to $(132) million in the same period of 1993. The change is primarily attributable to the slower rate of increase in inventory net of accounts payable in 1994 than in the prior year.

         Merchandise inventories, which were primarily accounted for under the LIFO method of inventory valuation, decreased 11.8% to $8,328 million at July 27, 1994 from $9,437 million at July 28, 1993. The decrease was largely the result of the PACE and PayLess dispositions and improved inventory management in U.S. Kmart stores. U.S. Kmart inventory was reduced by $270 million on a FIFO basis, or 3.6% from July 28, 1993.

         Total cash provided by discontinued operations for the 26 weeks ended July 27, 1994 was $299 million as compared to $28 million in the same period last year. The increase was primarily attributable to the proceeds from the sale of PayLess in 1994.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

         Net cash used for investing for the 26 weeks ended July 27, 1994, was $555 million as compared to $711 million in the same period last year. The decrease was primarily due to the prior year OfficeMax acquisition of BizMart partially offset by an increase in capital expenditures. The 26 weeks ended July 27, 1994 reflect the activity for the U.S. Kmart store modernization program including 18 new locations, 35 relocations with 50 closings, 32 expansions and 15 refurbishments as compared to 19 new locations, 32 relocations, 39 expansions and 7 refurbishments in the 1993 period.

         Net cash provided by financing of $48 million during the 26 weeks ended July 27, 1994 was attributable to a net increase in long-term debt and notes payable of $320 million. The $754 million provided by financing during the 26 weeks ended July 28, 1993 was attributable to a $1,049 million net increase in long-term debt and notes payable. The decrease in proceeds from debt is primarily attributable to lower borrowings resulting from lower inventory levels, increased vendor financing of inventory and the proceeds from the sale of PayLess.

         Kmart Corporation's working capital ratio was 1.5 at July 27, 1994 and
1.6 at July 28, 1993. Total working capital at July 27, 1994 was $3,743 million compared with $4,393 million at July 28, 1993, a decrease of $650 million.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The following information is furnished with respect to the Annual Meeting of shareholders of Kmart Corporation held during June 1994:

(a) A meeting was held on June 3, 1994 and was an Annual Meeting.

(b) Not applicable.

(c)
    Proposal 1

    At such meeting all of the nominees for election as directors were elected for the term of office set forth below. The votes cast with respect to each nominee for election as a director is as follows:

                                                                                                       Votes to
                                                                                                       Withhold
                                           Year When                                                   Authority
                                          Term of Office               Votes for                      to Vote for
       Nominee                               Expires                   the Nominee                    the Nominee
- ----------------------                    --------------               -----------                    -----------
Joseph A Califano, Jr.                    1997                        276,488,896                    79,903,355
Enrique C. Falla                          1997                        276,762,289                    79,629,962
David B. Harper                           1997                        276,662,388                    79,729,863
J. Richard Munro                          1997                        276,744,868                    79,647,383
Joseph R. Thomas                          1997                        277,898,320                    78,493,931

    Proposal 2

    To amend the Company's Restated Articles of Incorporation concerning the Specialty Retail Stock Proposal:

                  For --                   188,526,794  shares
                  Against --               110,561,519  shares
                  Abstain --                 7,248,918  shares

    A majority of the company's outstanding common and preferred shares did not vote in favor of Proposal 2 and, therefore, it was not passed.

    Proposal 3

    To amend the Company's Restated Articles of Incorporation relating to its Preferred Stock:

                  For --                   142,613,424  shares
                  Against --               149,600,093  shares
                  Abstain --                 9,047,939  shares

    A majority of the company's outstanding common and preferred shares did not vote in favor of Proposal 3 and, therefore, it was not passed.

    Proposal 4

    To amend the Company's Restated Articles of Incorporation relating to certain voting provisions:

                  For --                   199,164,123  shares
                  Against --                92,035,710  shares
                  Abstain --                10,061,624  shares

    At least 58% of the outstanding common and preferred stores did not vote in favor of Proposal 4 and, therefore, it was not passed.

    Proposal 5

    To adopt an Employee Stock Purchase Plan for each Specialty Retail Group:

                  For --                   222,024,736  shares
                  Against --                68,680,260  shares
                  Abstain --                 8,951,796  shares

    Although a majority of the votes cast voted in favor of Proposal 5, it was conditional upon approval of Proposal 2 and, therefore, it will not be implemented because Proposal 2 was not passed.

    Proposal 6

    To provide for the issuance of Specialty Retail Stock under the Directors Stock Plan:

                  For --                   212,247,408  shares
                  Against --                78,700,904  shares
                  Abstain --                10,313,143  shares

    Although a majority of the votes cast voted in favor of Proposal 6, it was conditional upon approval of Proposal 2 and, therefore, it will not be implemented because Proposal 2 was not passed.

    Proposal 7

    To provide for the issuance of Specialty Retail Stock under the Performance Restricted Stock Plan:

                  For --                   208,478,445  shares
                  Against --                82,548,119  shares
                  Abstain --                10,234,786  shares

    Although a majority of the votes cast voted in favor of Proposal 7, it was conditional upon approval of Proposal 2 and, therefore, it will not be implemented because Proposal 2 was not passed.

    Proposal 8

    To provide for the substitution of Specialty Retail Stock for existing Common Stock issuable upon exercise of certain outstanding options under the 1973 and 1981 Stock Option Plans:

                  For --                   206,863,346 shares
                  Against --                84,953,716 shares
                  Abstain --                 9,444,288 shares

    Although a majority of the votes cast voted in favor of Proposal 8, it was conditional upon approval of Proposal 2 and, therefore, it will not be implemented because Proposal 2 was not passed.

    Proposal 9

    To provide for the substitution of Specialty Retail Stock for existing Common Stock issuable upon exercise of certain outstanding options granted, and for the issuance of Specialty Retail Stock, under the 1992 Stock Option Plan and for certain other Plan amendments:

                  For --                   203,055,666 shares
                  Against --                88,016,430 shares
                  Abstain --                10,197,755 shares

    Although a majority of the votes cast voted in favor of Proposal 9, it was conditional upon approval of Proposal 2 and, therefore, it will not be implemented because Proposal 2 was not passed.

    Proposal 10

    To add certain allocation provisions to the 1992 Stock Option Plan:

                  For --                   294,775,988 shares
                  Against --                51,073,318 shares
                  Abstain --                 8,409,411 shares

    A majority of the votes cast having voted in favor of Proposal 10, it was passed.

    Proposal 11

    To adopt the Management Stock Purchase Plan:

                  For --                   275,407,452 shares
                  Against --                72,756,699 shares
                  Abstain --                 8,483,746 shares

    A majority of the votes represented at the meeting having voted in favor of Proposal 11, it was passed.

    Proposal 12

    To adopt the Annual Incentive Bonus Plan:

                  For --                   288,371,000 shares
                  Against --                59,569,034 shares
                  Abstain --                 8,709,862 shares

    A majority of the votes represented at the meeting having voted in favor of Proposal 12, it was passed.

    Proposal 13

    To ratify the appointment of Price Waterhouse as independent accountants for the Company for fiscal 1994:

                        For --             335,257,348 shares
                        Against --          12,580,135 shares
                        Abstain --           6,941,011 shares

    A majority of the votes cast having voted in favor of Proposal 13, it was passed.

    Proposal 14

    A stockholder proposal as set forth in the Proxy Statement dated April 28, 1994, which was opposed by the Board of Directors:

                  For --                   40,149,358  shares
                  Against --              243,566,976  shares
                  Abstain --               19,714,172  shares

    A majority of the votes cast did not vote in favor of Proposal 14 and, therefore, it was not passed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this report:

    1. (4)   - Certificate of Designation, Preferences and Rights Providing for
               an Issue of Preferred Stock Designated "Series C Convertible Preferred Stock"
    2. (11) - Information on Computation of Per Share Earnings

(b) Reports on Form 8-K. There was one report on Form 8-K filed by the Registrant during the thirteen weeks ended July 27, 1994. The report, dated June 8, 1994, included a press release issued June 6, 1994 announcing that the Company will move forward with its action plan to improve the performance of U.S. Kmart discount stores while the Company analyzes other alternatives related to its specialty retail operations.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.





                                  Date:           September 7, 1994
                                        ---------------------------------
                                                  Kmart Corporation
                                                    (Registrant)


                                    By              T. F. Murasky
                                        ---------------------------------
                                                    T. F. Murasky
                                              EXECUTIVE VICE PRESIDENT
                                              CHIEF FINANCIAL OFFICER
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)