Form 10-Q
period 1994-10-26
KMART CORP
filed 1994-12-07
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 1994

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


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X                No  ____


Number of shares of Common Stock outstanding at November 23, 1994: 456,936,006

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               KMART CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER-SHARE DATA)
                                 (Unaudited)


                                                                            13 WEEKS ENDED                    39 WEEKS ENDED
                                                                       --------------------------       --------------------------
                                                                       OCTOBER 26,    OCTOBER 27,       OCTOBER 26,    OCTOBER 27,
                                                                              1994           1993              1994           1993
                                                                       -----------    -----------       -----------    -----------
 Sales                                                                   $   8,794     $    8,098           $ 25,432      $  23,889
 Licensee fees and rental income                                                65             70                198            194
 Equity in income of affiliated retail companies                                26             15                 59             54
                                                                         ---------     ----------           --------      ---------
                                                                             8,885          8,183             25,689         24,137
                                                                         ---------     ----------           --------      ---------
 Cost of merchandise sold (includes buying and occupancy costs)              6,657          5,987             19,134         17,762
 Selling, general and administrative expenses                                2,036          1,898              5,952          5,567
 Interest expense:
    Debt -- net                                                                 73             76                197            225
    Capital lease obligations and other                                         60             46                176            144
                                                                         ---------     ----------           --------      ---------
                                                                             8,826          8,007             25,459         23,698
                                                                         ---------     ----------           --------      ---------

 Income from continuing retail operations before income taxes                   59            176                230            439
 Income taxes                                                                   20             72                 79            152
                                                                         ---------     ----------           --------      ---------
 Net income from continuing retail operations before
      extraordinary item and the effect of accounting changes                   39            104                151            287
 Discontinued operations including the effect of accounting
      changes, net of income taxes of $(4) and $(3), respectively               --            (10)                --            (26)
 Extraordinary item, net of income taxes of $(6)                                --             --                 --            (10)
 Effect of accounting changes, net of income taxes of $(37)                     --             --                 --            (32)
                                                                         ---------     ----------           --------      ---------
 Net income                                                              $      39     $       94           $    151      $     219
                                                                         =========     ==========           ========      =========
 Earnings per common and common equivalent share:
    Net income from continuing retail operations before
      extraordinary item and the effect of accounting changes            $     .08     $      .22           $    .32      $     .61
    Discontinued operations including the effect of accounting
      changes, net of income taxes                                              --          (.02)                 --          (.05)
    Extraordinary item, net of income taxes                                     --            --                  --          (.02)
    Effect of accounting changes, net of income taxes                           --            --                  --          (.07)
                                                                         ---------     ----------           --------      ---------
                                                                         $     .08     $      .20           $    .32      $     .47
                                                                         =========     ==========           ========      =========
 Dividends declared per common share                                     $     .24     $      .24           $    .72      $     .72
                                                                         =========     ==========           ========      =========
 Weighted average shares                                                     456.8          457.1              456.2          456.6
                                                                         =========     ==========           ========      =========

         See accompanying Notes to Consolidated Financial Statements.

     The consolidated statements of income for the prior periods have been restated for discontinued operations.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (Unaudited)

                                                                             OCTOBER 26,    OCTOBER 27,   JANUARY 26,
                                                                                    1994           1993          1994
                                                                             -----------    -----------   -----------
 ASSETS
 Current Assets:
    Cash (includes temporary investments of  $121, $78 and $32,
       respectively)                                                           $     375      $     534     $     449
    Merchandise inventories                                                        9,549         10,517         7,252
    Accounts receivable and other current assets                                   1,680          1,571         1,235
    Discontinued operations                                                          611             --           911
                                                                               ---------      ---------     ---------
 Total current assets                                                             12,215         12,622         9,847
 Investments in Affiliated Retail Companies                                          649            545           606
 Property and Equipment -- net                                                     6,399          6,808         5,886
 Other Assets and Deferred Charges                                                   324            407           469
 Goodwill -- net of accumulated amortization of $73, $117 and $59,
    respectively                                                                     698          1,222           696
                                                                               ---------      ---------     ---------
                                                                               $  20,285      $  21,604     $  17,504
                                                                               =========      =========     =========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
    Long-term debt due within one year                                         $     249      $      75     $     390
    Notes payable                                                                  3,300          3,034           918
    Accounts payable -- trade                                                      3,512          3,857         2,763
    Accrued payrolls and other liabilities                                         1,289          1,201         1,347
    Taxes other than income taxes                                                    418            440           271
    Income taxes                                                                      75             97            35
                                                                               ---------      ---------     ---------
 Total current liabilities                                                         8,843          8,704         5,724
 Capital Lease Obligations                                                         1,865          1,732         1,720
 Long-Term Debt                                                                    2,022          2,757         2,227
 Other Long-Term Liabilities (includes store restructuring obligations)            1,596            774         1,740
 Deferred Income Taxes                                                                --            239            --
 Shareholders' Equity:
    Preferred stock, 10,000,000 shares authorized;
       Series A, 5,750,000 shares authorized and issued
            at October 27, 1993 and January 26, 1994                                  --            986           986
       Series C, 796,827 shares authorized; 784,938 shares issued                    157            157           157
    Common stock, 1,500,000,000 shares authorized; shares
       issued 462,782,539, 416,382,774 and 416,546,780, respectively                 463            416           417
    Capital in excess of par value                                                 1,484            532           538
    Performance restricted stock deferred compensation                                (2)            (3)           (3)
    Retained earnings                                                              4,035          5,560         4,237
    Treasury shares                                                                  (88)          (111)         (109)
    Foreign currency translation adjustment                                          (90)          (139)         (130)
                                                                               ---------      ---------     ---------
 Total shareholders' equity                                                        5,959          7,398         6,093
                                                                               ---------      ---------     ---------
                                                                               $  20,285      $  21,604     $  17,504
                                                                               =========      =========     =========

          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (Unaudited)

                                                                                                       39 WEEKS ENDED
                                                                                                 --------------------------
                                                                                                 OCTOBER 26,    OCTOBER 27,
                                                                                                        1994           1993
                                                                                                 -----------    -----------
 CASH PROVIDED BY (USED FOR):
 OPERATIONS
       Net income from continuing retail operations before extraordinary
             item and the effect of accounting changes                                                $   151       $   287
       Adjustments to reconcile net income to operating cash flows:
            Depreciation and amortization                                                                 587           515
            Deferred income taxes                                                                         143            49
            Decrease in other long-term liabilities                                                      (171)          (27)
            Other -- net                                                                                  107             9
       Cash used for current assets and current liabilities                                            (1,775)       (1,328)
                                                                                                      -------       -------

      Total cash used for continuing retail operations                                                   (958)         (495)
                                                                                                      -------       -------
       Discontinued Operations
            Proceeds from the sale of discontinued operations -- net                                      590            --
            Loss from discontinued operations                                                              --           (26)
            Other -- net                                                                                   --            50
            Cash used for discontinued operations                                                        (332)           --
                                                                                                      -------       -------
       Total cash provided by discontinued operations                                                     258            24
                                                                                                      -------       -------
       Net cash used for operations                                                                      (700)         (471)
                                                                                                      -------       -------
  INVESTING
       Capital expenditures -- owned property                                                            (929)         (838)
       Acquisitions                                                                                       (12)         (268)
       Proceeds from the sale of assets                                                                     6            31
       Other -- net                                                                                       (71)          (41)
                                                                                                      -------       -------
       Net cash used for investing                                                                     (1,006)       (1,116)
                                                                                                      -------       -------
  FINANCING
       Proceeds from issuance of long-term debt and notes payable                                       2,433         2,447
       Reduction in long-term debt and notes payable                                                     (398)         (522)
       Reduction in capital lease obligations                                                             (88)          (85)
       Capital contributions from minority interest                                                        26            --
       Issuance of common stock                                                                             7            12
       Reissuance of treasury shares                                                                       21            23
       Extraordinary item for bond redemptions                                                             --           (10)
       Dividends paid                                                                                    (369)         (355)
                                                                                                      -------       -------
       Net cash provided by financing                                                                   1,632         1,510
                                                                                                      -------       -------
  NET DECREASE IN CASH AND EQUIVALENTS                                                                    (74)          (77)
       Cash and Equivalents at Beginning of Year                                                          449           611
                                                                                                      -------       -------
  CASH AND EQUIVALENTS AT END OF PERIOD                                                               $   375       $   534
                                                                                                      =======       =======

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

SUBSEQUENT EVENTS

         In November 1994, Initial Public Offerings (IPO's) of shares in OfficeMax, Inc. and The Sports Authority, Inc. were completed. The IPO of OfficeMax reduced Kmart's interest in the company from over 90% to approximately 25% and resulted in net proceeds of $642 which were paid to Kmart. The IPO of The Sports Authority reduced Kmart's interest in the company from 100% to approximately 30% and resulted in net proceeds of $254 which were paid to Kmart.

         In November 1994, Kmart Corporation completed the sale of its 21.5% equity interest in Coles Myer, Ltd., the Australian retailer. Cash proceeds of approximately $928 were realized from the sale of this equity interest. As part of the transaction, Kmart extended a long-term license that allows Coles Myer to use the "Kmart" name in Australia and New Zealand.

         The funds from these transactions will be used to pay down debt, further the company's modernization program and strengthen Kmart's overall financial position. The net gain from the transactions is estimated at between $130 and $160 pending resolution of certain tax issues.

DISCONTINUED OPERATIONS

         Discontinued operations include the results of PayLess Drug Stores Northwest, Inc. and PACE Membership Warehouse, Inc. which have been reclassified to reflect the respective plans for disposition announced in the fourth quarter of 1993. In January 1994, PACE sold to Sam's Club, a division of Wal-Mart, the assets and lease obligations of 93 of its warehouses and virtually all of the inventory and membership files in the 34 warehouses not included in the transaction. Operations of the 34 remaining PACE sites not included in the transaction were discontinued, and PACE is in the process of marketing these leased sites as well as leased premises for unopened warehouses and corporate facilities.

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

                               KMART CORPORATION

                  (Dollars in millions, except per-share data)
                                  (Unaudited)

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

INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of the inventories is accounted for using the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory accounting had been used by Kmart Corporation, inventories would have been $861, $1,045 and $861 higher than reported at October 26, 1994, October 27, 1993 and January 26, 1994, respectively.

                               KMART CORPORATION

                  (Dollars in millions, except per-share data)
                                  (Unaudited)

SHAREHOLDERS' EQUITY

         In October 1992, Kmart Corporation issued 784,938 shares of Series B convertible preferred stock in exchange for all outstanding stock of Borders, Inc. As of July 8, 1994, all outstanding shares of Series B convertible preferred stock were exchanged for 784,938 shares of Series C convertible preferred stock. The Series C convertible preferred stock has substantially the same terms as the Series B convertible preferred stock, i.e., each share of Series C convertible preferred stock is convertible by the holders at any time into 6.49 shares of common stock, subject to adjustment in certain events, and is redeemable for Kmart common stock by Kmart Corporation after November 1, 1999 at a redemption rate based on the then-current market price of the common stock. In addition, the holders have the right to compel the Company to call for redemption into Kmart common stock, at a redemption rate based on the then-current market price of the common stock, up to 25% of outstanding Series C convertible preferred shares between the date of issuance and December 15, 1995, up to 50% of outstanding Series C shares between December 16, 1995 and November 1, 1997 and up to all outstanding Series C shares after November 1, 1997.

         In August 1991, Kmart Corporation sold 23,000,000 $3.41 Depositary Shares, each representing one-quarter of a share of Series A conversion preferred stock, for $44 per Depositary Share. On September 15, 1994, each of the outstanding Depositary Shares automatically converted into two shares of Kmart common stock . The conversion rate had been adjusted to reflect the common stock split distributed June 5, 1992. A total of 46,000,000 shares of common stock were issued or issuable in the conversion of the Series A conversion preferred stock.

                                                                            OCTOBER 26,    OCTOBER 27,      JANUARY 26,
                                                                                   1994           1993             1994
                                                                            -----------    -----------      -----------
 Preferred Stock -- 10,000,000 shares authorized:
      Series A conversion preferred stock; 5,750,000 shares
        authorized and issued at October 27, 1993 and January 26, 1994         $   --         $  986           $  986
      Series A junior participating preferred stock;
           500,000 shares designated; none issued                                  --             --               --
      Series C convertible preferred stock; 796,827 shares
        authorized; 784,938 shares issued                                         157            157              157
 Common Stock -- 1,500,000,000 shares authorized; shares issued
      462,782,539, 416,382,774 and 416,546,780, respectively                      463            416              417
 Capital in Excess of Par Value                                                 1,484            532              538
 Performance Restricted Stock Deferred Compensation                                (2)            (3)              (3)
 Retained Earnings:
      Balance at beginning of fiscal year                                       4,237          5,700            5,700
      Net income                                                                  151            219            (974)
      Cash dividends declared:
           Common stock                                                          (307)          (293)            (392)
           Series A conversion preferred stock                                    (39)           (59)             (78)
           Series C convertible preferred stock                                    (7)            (7)              (9)
      Minimum pension liability in excess of intangible
           pension asset                                                           --             --              (10)
                                                                               ------         ------           ------
                Total Retained Earnings                                         4,035          5,560            4,237
 Less:  Treasury Stock --  6,051,363, 7,731,825 and 7,468,564
      shares, at cost, respectively                                               (88)          (111)            (109)
 Cumulative Foreign Currency Translation Adjustment                               (90)          (139)            (130)
                                                                               ------         ------           ------
                Total Shareholders' Equity                                     $5,959         $7,398           $6,093
                                                                               ======         ======           ======

                               KMART CORPORATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS 13 WEEKS ENDED OCTOBER 26, 1994

Kmart Corporation's store activity during the third quarter of 1994 is summarized as follows:

                                                                                   THIRD QUARTER
                                                                                      ACTIVITY
                                                   IN OPERATION AT              -----------------------         IN OPERATION AT
                                                    JULY 27, 1994               OPENED           CLOSED         OCTOBER 26, 1994
                                                  -----------------             ------           ------         ----------------
 General Merchandise
 -------------------
 Kmart
    United States                                       2,326                        30          (13)                  2,343
    Canada                                                125                         2           --                     127
 Czech Republic and Slovakia                               13                        --           --                      13
 Mexico                                                     2                        --           --                       2
 Singapore                                                  1                         1           --                       2
 Other                                                     21                        --           --                      21
                                                     --------                 ---------      --------                -------
    Total General Merchandise                           2,488                        33          (13)                  2,508
                                                      -------                 ---------      --------                -------
 Specialty Retail
 ----------------
 Borders-Walden Group                                   1,169                        17           (9)                  1,177
 Builders Square                                          181                        14          (11)                    184
 OfficeMax                                                332                        20           --                     352
 The Sports Authority                                      85                        11           --                      96
                                                      -------                 ---------      --------                -------
    Total Specialty Retail                              1,767                        62          (20)                  1,809
                                                      -------                 ---------      --------                -------
 Total Stores                                           4,255                        95          (33)                  4,317
                                                      =======                 =========      =======                 =======



         In September 1994, Kmart Corporation announced the closing of 110 Kmart stores, which do not meet the company's sales, profit and return on investment requirements, consistent with the 1993 restructuring plan announced in January 1994. These stores will be closed permanently by February 1995.

         In November 1994, Initial Public Offerings (IPO's) of shares in OfficeMax, Inc. and The Sports Authority, Inc. were completed. The IPO of OfficeMax reduced Kmart's interest in the company from over 90% to approximately 25% and resulted in net proceeds of $642 which were paid to Kmart. The IPO of The Sports Authority reduced Kmart's interest in the company from 100% to approximately 30% and resulted in net proceeds of $254 which were paid to Kmart.

         In November 1994, Kmart Corporation completed the sale of its 21.5% equity interest in Coles Myer, Ltd., the Australian retailer. Cash proceeds of approximately $928 were realized from the sale of this equity interest. As part of the transaction, Kmart extended a long-term license that allows Coles Myer to use the "Kmart" name in Australia and New Zealand.

         The funds from these transactions will be used to pay down debt, further the company's modernization program and strengthen Kmart's overall financial position. The net gain from the transactions is estimated at between $130 and $160 pending resolution of certain tax issues.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED


         Sales for the 13 weeks ended October 26, 1994 were $8.79 billion, an 8.6% increase over sales of $8.10 billion in the same period in the prior year (see table below). Sales in the core U.S. Kmart division strengthened in the third quarter, with comparable store sales increasing 2.7%, in contrast to a 0.7% decline in the first half of the year. Third-quarter sales were affected by buying patterns that were more heavily weighted toward promotional items and other lower-margined merchandise, and by lower customer traffic. These buying patterns reflected in part the effects of warm weather in late September and early October, compared with the same period in the prior year, which curtailed customer purchasing of fall apparel lines with significant negative consequences for both sales and margins.


                                          13 WEEKS ENDED
                                      --------------------------                 % CHANGE
                                      OCTOBER 26,    OCTOBER 27,     -----------------------------------
 SALES ($ MILLIONS)                          1994           1993     ALL STORES        COMPARABLE STORES
 ------------------                    ----------     ----------     ----------        -----------------
 General Merchandise
 -------------------
   United States                          $ 6,733        $ 6,314            6.6                    2.7
   International                              287            245           17.1                    7.3 (a)
                                          -------        -------
      Total General Merchandise             7,020          6,559            7.0                    2.9

 Specialty Retail
 -----------------
   Borders-Walden Group                       324            299            8.4                     -- (b)
   Builders Square                            762            705            8.1                    4.8
   OfficeMax                                  493            393           25.4                   14.9
   The Sports Authority                       195            142           37.3                    4.2
                                          -------        -------
      Total Specialty Retail                1,774          1,539           15.3                    6.3
                                          -------        -------
 Consolidated                             $ 8,794        $ 8,098            8.6                    3.5
                                          =======        =======


(a) International comparable store sales change is calculated on sales in the applicable local currency.

(b) Borders sales in millions were $98 and $51 in the 1994 and 1993 periods, respectively, and Walden Book Company sales were $225 and $248 in the respective periods. Comparable store sales were up 15.4% at Borders and down 2.4% at Walden Book Company.

         Cost of merchandise sold, including buying and occupancy costs, for the 13 weeks ended October 26, 1994 was $6,657 million as compared to $5,987 million in the same period in the prior year. Gross margin as a percent of sales was 24.3% and 26.1% in the 1994 and 1993 periods, respectively. The decrease, as a percent of sales, primarily reflects a mix in U.S. Kmart stores of both apparel and hardline sales heavily weighted toward promotional items and other lower-margined merchandise. The effect of lower than expected sales on fixed occupancy costs also exerted pressure on gross margins. The impact of deflation on inventories, which is included in the cost of merchandise sold, increased pretax earnings by $13 million for the third quarter of 1994 and $15 million for the comparable period of 1993.

         Selling, general and administrative expense for the 13 weeks ended October 26, 1994 was $2,036 million, or 23.2% of sales, as compared to $1,898 million, or 23.4% of sales, in the same period in the prior year, despite a lower than expected year-to-year sales increase. Company-wide results benefited from stronger sales, compared with the same period in the prior year, cost-cutting and productivity improvement programs initiated and implemented to date.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED


         Operating income from continuing retail operations for the 13 weeks ended October 26, 1994 was $168 million, or 1.9% of sales, as compared to $284 million, or 3.5% of sales, in the same period in the prior year (see table below). The decrease in operating income resulted from the lower gross margin as a percent of sales related to lower than expected sales and a sales mix heavily weighted toward promotional items and other lower-margined merchandise in the U.S. Kmart store division.



                                                                   13 WEEKS ENDED
                                                              --------------------------
                                                              OCTOBER 26,    OCTOBER 27,
 OPERATING INCOME ($ MILLIONS)                                      1994           1993     % CHANGE
- ------------------------------                                ----------    -----------     --------
 General Merchandise
 -------------------
   United States                                                    $ 141          $ 245      (42.4)
   International                                                        7             13      (46.2)
                                                                    -----          -----
        Total General Merchandise                                     148            258      (42.6)
 Specialty Retail
 -----------------
   Borders-Walden Group                                                --             --         --
   Builders Square                                                      1             18      (94.4)
   OfficeMax                                                           19              6         --
   The Sports Authority                                                --              2         --
                                                                    -----          -----
        Total Specialty Retail                                         20             26      (23.1)
                                                                    -----          -----
 Consolidated                                                       $ 168          $ 284      (40.8)
                                                                    =====          =====

         Net interest expense for the 13 weeks ended October 26, 1994 was $133 million, or 1.5% of sales, as compared to $122 million, or 1.5% of sales, in the same period in the prior year. Capital lease obligations and other interest expense increased $14 million, primarily reflecting the interest expense related to the discounting of closed store lease obligations included in the 1993 store restructuring reserve.

         Income from continuing retail operations before income taxes for the 13 weeks ended October 26, 1994 was $59 million, or 0.7% of sales, as compared to $176 million, or 2.2% of sales, in the same period in the prior year.

         Income tax expense for the 13 weeks ended October 26, 1994 was $20 million with an effective tax rate of 34.5% as compared to $72 million with an effective tax rate of 40.9% in the same period of 1993. The 1993 rate included the cumulative effect of the 1% increase in the federal corporate tax rate retroactive to January 1, 1993 and the approximate $8 million effect on the deferred tax balance as required by Financial Accounting Standard No. 109.

         Net income from continuing retail operations before extraordinary item and the effect of accounting changes for the 13 weeks ended October 26, 1994 was $39 million, or 0.4% of sales, as compared to $104 million, or 1.3% of sales, in the same period in the prior year.

         Net loss from discontinued operations for the 13 weeks ended October 27, 1993 was $10 million. Discontinued operations included the results of PayLess Drug Stores Northwest, Inc. and PACE Membership Warehouse, Inc. which have been reclassified to reflect their respective dispositions announced in the fourth quarter of 1993.

         As a result of the foregoing factors, net income for the 13 weeks ended October 26, 1994 was $39 million, or 0.4% of sales, as compared to $94 million, or 1.2% of sales, in the same period in the prior year.

                              KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS-CONTINUED

RESULTS OF OPERATIONS 39 WEEKS ENDED OCTOBER 26, 1994

Kmart Corporation's store activity during the 39 weeks ended October 26, 1994 is summarized as follows:


                                                             YEAR-TO-DATE
                                                                ACTIVITY
                                IN OPERATION AT      ------------------------------     IN OPERATION AT
                                JANUARY 26, 1994        OPENED          CLOSED          OCTOBER 26, 1994
                                ----------------     -------------   --------------     ----------------
General Merchandise
- -------------------
Kmart
  United States                         2,323             83             (63)                   2,343
  Canada                                  127              2              (2)                     127
Czech Republic and Slovakia                13             --              --                       13
Mexico                                     --              2              --                        2
Singapore                                  --              2              --                        2
Other                                      23              6              (8)                      21
                                        -----            ---            ----                    -----
  Total General Merchandise             2,486             95             (73)                   2,508
                                        -----            ---            ----                    -----

Specialty Retail
- ----------------
Borders-Walden Group                    1,203             34             (60)                   1,177
Builders Square                           177             28             (21)                     184
OfficeMax                                 328             34             (10)                     352
The Sports Authority                       80             16              --                       96
                                        -----            ---            ----                    -----
  Total Specialty Retail                1,788            112             (91)                   1,809
                                        -----            ---            ----                    -----
Total Stores                            4,274            207            (164)                   4,317
                                        =====            ===            ====                    =====

        In September 1994, Kmart Corporation announced the closing of 110 Kmart stores, which do not meet the company's sales, profit and return on investment requirements, consistent with the 1993 restructuring plan announced in January 1994. These stores will be closed permanently by February 1995.

        In November 1994, Initial Public Offerings (IPO's) of shares in OfficeMax, Inc. and The Sports Authority, Inc. were completed. The IPO of OfficeMax reduced Kmart's interest in the company from over 90% to approximately 25% and resulted in net proceeds of $642 which were paid to Kmart. The IPO of The Sports Authority reduced Kmart's interest in the company from 100% to approximately 30% and resulted in net proceeds of $254 which were paid to Kmart.

        In addition to the store activity noted above, during the 39 weeks ended October 26, 1994, U.S. Kmart completed 29 expansions and 6 refurbishments as compared to 45 expansions and 7 refurbishments during the 1993 period.

        The activity in total number of stores closed/relocated, expanded or refurbished to date, together with the dollar amounts relating thereto, were substantially consistent with those contained in the 1993 restructuring plan. As market and other conditions change, Kmart Corporation will continue to refine that plan and make whatever adjustments necessary as required. In addition, Kmart Corporation is continuing cost-cutting actions and is currently implementing planned productivity improvements to reduce costs.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED


         Sales for the 39 weeks ended October 26, 1994 were $25.4 billion, a 6.5% increase over sales of $23.9 billion in the same period in the prior year (see table below). Comparable store sales for the 39 week period increased 1.6% over the same period in the prior year. Comparable store sales in the first part of the year were affected by the inventory mix adjustments and reductions made in late 1993 and early in 1994 in the U.S. Kmart store division which contributed to lower store traffic. Sales in the core U.S. Kmart division strengthened in the third quarter of 1994 with comparable store sales increasing 2.7%, in contrast to a 0.7% decline in the first half of the year. However, sales were affected by buying patterns that were more heavily weighted toward promotional items and other lower-margined merchandise.

                                           39 WEEKS ENDED
                                      --------------------------                   % CHANGE
                                      OCTOBER 26,    OCTOBER 27,     ----------------------------------
 SALES ($ MILLIONS)                          1994          1993      ALL STORES        COMPARABLE STORES
 ------------------                    ----------     ----------     ----------        -----------------
 General Merchandise
 -------------------
   United States                         $ 19,593       $ 18,781          4.3                0.5
   International                              772            732          5.5                3.7 (a)
                                         --------       --------
      Total General Merchandise            20,365         19,513          4.4                0.6
 Specialty Retail
 -----------------
   Borders-Walden Group                       952            875          8.8                 -- (b)
   Builders Square                          2,272          2,101          8.1                4.0
   OfficeMax                                1,273            993         28.2               16.8
   The Sports Authority                       570            407         40.0                5.6
                                         --------       --------
      Total Specialty Retail                5,067          4,376         15.8                6.3
                                         --------       --------
 Consolidated                            $ 25,432       $ 23,889          6.5                1.6
                                         ========       ========


(a) International comparable store sales change is calculated on sales in the applicable local currency.

(b) Borders sales in millions were $255 and $139 in the 1994 and 1993 periods, respectively, and Walden Book Company sales were $697 and $736 in the respective periods. Comparable store sales were up 17.9% at Borders and up 0.3% at Walden Book Company.

         Cost of merchandise sold, including buying and occupancy costs, for the 39 weeks ended October 26, 1994 was $19,134 million as compared to $17,762 million in the same period in the prior year. Gross margin as a percent of sales was 24.8% and 25.6% in the 1994 and 1993 periods, respectively. The decrease, as a percent of sales, reflects the effect of lower than expected comparable store sales on fixed occupancy costs and a mix in U.S. Kmart stores heavily weighted toward promotional items and other lower-margined merchandise. There was no pretax LIFO charge effect for the first 39 weeks of 1994, in contrast to a charge of $11 million in 1993.

         Selling, general and administrative expense for the 39 weeks ended October 26, 1994 was $5,952 million, or 23.4% of sales, as compared to $5,567 million, or 23.3% of sales, in the same period in the prior year. The increase as a percent of sales resulted from lower than expected comparable store sales which more than offset the cost control programs that have been implemented at the U.S. Kmart store division.

                               KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS-CONTINUED

         Operating income from continuing retail operations for the 39 weeks ended October 26, 1994 was $545 million, or 2.1% of sales, as compared to $754 million, or 3.2% of sales, in the same period in the prior year (see table below). The decrease in operating income resulted primarily from the lower gross margin as a percent of sales related to lower than expected sales and a sales mix heavily weighted toward promotional items and other lower-margined merchandise in the U.S. Kmart store division.

                                                                   39 WEEKS ENDED
                                                              --------------------------
                                                              OCTOBER 26,    OCTOBER 27,
 OPERATING INCOME ($ MILLIONS)                                      1994           1993     % CHANGE
- ------------------------------                                ----------    -----------     --------
 General Merchandise
 -------------------
   United States                                                    $ 476          $ 694      (31.4)
   International                                                        9             16      (43.8)
                                                                    -----          -----
        Total General Merchandise                                     485            710      (31.7)
 Specialty Retail
 -----------------
   Borders-Walden Group                                               (8)            (13)      38.5
   Builders Square                                                     30             49      (38.8)
   OfficeMax                                                           28             --         --
   The Sports Authority                                                10              8       25.0
                                                                    -----          -----
        Total Specialty Retail                                         60             44       36.4
                                                                    -----          -----
 Consolidated                                                       $ 545          $ 754      (27.7)
                                                                    =====          =====

         Net interest expense for the 39 weeks ended October 26, 1994 was $373 million, or 1.5% of sales, as compared to $369 million, or 1.5% of sales, in the same period in the prior year. Net interest expense on debt was down 12.4% in the 1994 39-week period, primarily as a result of reduced borrowings resulting from lower inventory levels in the 1994 period and the early retirement of high-cost, long-term debt. Capital lease obligations and other interest expense increased $32 million as a result of interest expense related to the discounting of closed store lease obligations included in the 1993 store restructuring reserve.

         Income from continuing retail operations before income taxes for the 39 weeks ended October 26, 1994 was $230 million, or 0.9% of sales, as compared to $439 million, or 1.8% of sales, in the same period in the prior year.

         Income tax expense for the 39 weeks ended October 26, 1994 was $79 million with an effective tax rate of 34.5% as compared to $152 million with an effective tax rate of 34.6% in the same period of 1993.

         Net income from continuing retail operations before extraordinary item and the effect of accounting changes for the 39 weeks ended October 26, 1994 was $151 million, or 0.6% of sales, as compared to $287 million, or 1.2% of sales, in the same period in the prior year.

         Net loss from discontinued operations for the 39 weeks ended October 26, 1993 was $26 million. Discontinued operations included the results of PayLess Drug Stores Northwest, Inc. and PACE Membership Warehouse, Inc. which have been reclassified to reflect their respective dispositions announced in the fourth quarter of 1993.

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

         As a result of the foregoing factors, net income for the 39 weeks ended October 26, 1994 was $151 million, or 0.6% of sales, as compared to $219 million, or 0.9% of sales, in the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows generated by operating, investing and financing activities as reported in the Consolidated Statements of Cash Flows for the 39 weeks ending October 26, 1994 are summarized below. The net decrease in cash and equivalents for the 39 weeks ended October 26, 1994 was $74 million as compared to $77 million in the same period in the prior year.

         Total cash used for continuing retail operations for the 39 weeks ended October 26, 1994 was $958 million as compared to $495 million in the same period of 1993. The change is primarily attributable to an increase in continuing merchandise inventories at October from the respective year ends. Total merchandise inventories, which were primarily accounted for under the LIFO method of inventory valuation, decreased to $9,549 million at October 26, 1994 from $10,517 million at October 27, 1993. The decrease was the result of the discontinued PACE and PayLess inventory balances included at October 27, 1993.

         Total cash provided by discontinued operations for the 39 weeks ended October 26, 1994 was $258 million as compared to $24 million in the same period last year. The increase was primarily attributable to the proceeds from the sale of PayLess in 1994.

         Net cash used for investing for the 39 weeks ended October 26, 1994 was $1,006 million as compared to $1,116 million in the same period in the prior year. The decrease was primarily due to the prior year OfficeMax acquisition of BizMart partially offset by an increase in capital expenditures related to the U.S. Kmart store modernization program and subsidiaries' expansions. The
39 weeks ended October 26, 1994 reflect the activity for the U.S. Kmart store modernization program for projects completed and in progress including 41 new locations, 72 relocations with 180 closings, 48 expansions and 21 refurbishments as compared to 52 new locations, 78 relocations with 89 closings, 51 expansions and 10 refurbishments in the 1993 period. Acquisitions for the 39 weeks ended October 26, 1994 reflect Borders Group, Inc.'s acquisition of Planet Music, a six unit music retailer.

         Net cash provided by financing of $1,632 million during the 39 weeks ended October 26, 1994 was due to a net increase in long-term debt and notes payable of $2,035 million. The $1,510 million provided by financing during the 39 weeks ended October 27, 1993 was attributable to a $1,925 million net increase in long-term debt and notes payable. The increases in notes payable were due to the seasonal build-up of merchandise inventories and higher levels of short-term financing in anticipation of the Coles Myer sale and the OfficeMax and The Sports Authority Initial Public Offerings.

         Kmart Corporation's working capital ratio was 1.4 at October 26, 1994 and 1.5 at October 27, 1993. Total working capital at October 26, 1994 was $3,372 million compared with $3,918 million at October 27, 1993, a decrease of $546 million.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed as a part of this report:

    1.  (11) - Information on Computation of Per Share Earnings

(b) Reports on Form 8-K. There was one report on Form 8-K filed by the Registrant during the 13 weeks ended October 26, 1994. The report, dated August 19, 1994, included consolidated pro forma statements of income which give effect to the planned sale of at least 51% interest in the Borders-Walden Group, OfficeMax, Inc. and The Sports Authority, Inc. if such transactions occur as of January 26, 1994 and the consolidated pro forma balance sheet, if such transactions occur as of July 27, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.





                                    Date:       December 7, 1994
                                                Kmart Corporation
                                             ------------------------
                                                   (Registrant)


                                    By            T. F. Murasky
                                             ------------------------
                                                  T. F. Murasky
                                             EXECUTIVE VICE PRESIDENT
                                             CHIEF FINANCIAL OFFICER
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)