Form 10-K405
period 1995-01-25
KMART CORP
filed 1995-04-13
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 25, 1995

                                       or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

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

Common Stock, $1.00 par value            New York, Pacific and Chicago Exchanges

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES    X                NO________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock including common stock and Series C convertible preferred stock, held by non-affiliates of the registrant on March 24, 1995 was $6,087,285,088. The market value of the common stock is based on the closing price on the New York Stock Exchange on such date. The market value of the Series C convertible preferred stock is based on the current conversion formula for the stock.

As of March 24, 1995, 458,698,719 shares of Common Stock of the Registrant, held by 95,191 shareholders, were outstanding.

Portions of the Registrant's 1994 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement prepared for the 1995 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I
Item 1.Business

       History

       Kmart Corporation ("Kmart" or the "Registrant") was incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by its founder, S. S. Kresge, who opened his first store in 1899. After operating Kresge department stores for over 45 years, the Kmart store program commenced with the opening of the first Kmart store in March 1962.

       U.S. General Merchandise Operations

       The dominant portion of the Registrant's operations is in a single industry: general merchandise retailing through the operation of a chain of Kmart discount stores in all 50 states and Puerto Rico. At January 25, 1995, Kmart operated 2,316 Kmart stores including 67 Super Kmart Centers. In the United States, Kmart general merchandise retail operations are located in 50 states and in 246 of the country's 250 Metropolitan Statistical Areas (MSAs) as well as in 72 of the country's 73 Primary Metropolitan Statistical Areas (PMSAs). In addition, Kmart's stores are located in all of the 3 MSAs and 3 PMSAs in Puerto Rico. Kmart stores are generally one-floor, free-standing units. Kmart general merchandise stores range from 40,000 to 120,000 square feet with the majority of stores which have been modernized in the range of 85,000 to 120,000 square feet. Super Kmart Centers range from 135,000 to 185,000 square feet and feature a full line of general merchandise and groceries as well as a variety of ancillary services including video rentals, dry cleaning, hair care, optical and floral shops. Full-size stores operate in the most densely populated urban areas, and are geographically located to increase customer awareness and maximize customer convenience and accessibility.

       International General Merchandise Operations

       Kmart Canada Limited - At January 25, 1995, Kmart Canada operated 128 Kmart stores and 1 Kresge store located in all ten provinces. The Kmart stores in Canada range in size from 45,000 to 97,000 square feet and offer a wide variety of general merchandise at discount prices.

       Czech Republic and Slovakia - In 1992, Kmart acquired over 93% of a Czech Republic company which operated one of the largest department stores in Prague, as well as two companies which operated 12 department stores located in the Czech Republic and Slovakia. These acquisitions marked Kmart's initial entry into the Central European retail market. Kmart is developing advanced distribution methods and merchandising skills to modernize, refurbish and streamline operations in these two Central European countries.

       Mexico - In 1993, Kmart entered into a joint venture with El Puerto de Liverpool, S.A. de C.V. to build and operate grocery and general merchandise stores in Mexico that are patterned after the Super Kmart Centers in the United States. At January 25, 1995, the joint venture company operated two stores in Mexico. The joint venture company opened two more stores in March 1995.

       Singapore - In 1993, Kmart entered into a joint venture with Metro (Private) Limited to open and operate Kmart stores in Singapore. At January 25, 1995, the joint venture company operated two stores in Singapore and currently anticipates opening one store in fiscal 1995.

       Current Specialty Retail Operations

       As of January 22, 1995, Borders Group, Inc. ("Borders Group"), through its primary subsidiaries Borders, Inc. ("Borders") and Walden Book Company, Inc. ("Walden"), operated 53 books and music superstores and 22 large format book superstores under the Borders name and 1,102 mall-based and other bookstores primarily under the Waldenbooks name. Borders Group is also expanding rapidly in the pre-recorded music business through the introduction of an extensive selection of pre-recorded music in its Borders books and music superstores, and the acquisition in 1994 of Planet Music, Inc., a music superstore chain currently operating 10 stores under the names of Planet Music and CD Superstore.

        At January 22, 1995, Builders Square, Inc. ("Builders Square") operated 166 home improvement stores in 24 states and Puerto Rico, of which 75 were Builders Square I stores and 91 were Builders Square II stores which have an easier-to-shop layout that utilizes a "store-within-a-store" format with substantially increased customer service levels over existing Builders Square I stores. Builders Square's large format superstores emphasize customer service and provide an extensive selection of quality products and services to repair, remodel, redecorate and maintain both home and garden.

       Information regarding the Registrant's business description, consolidated operations and analysis of Kmart Group, U.S. General Merchandise, International General Merchandise and Current Specialty Retail operations appearing in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 28 of the Registrant's 1994 Annual Report to Shareholders, is incorporated herein by reference.

       Information regarding the Registrant's subsidiary public offerings, discontinued operations and dispositions, and acquisitions appearing in the "Notes to Consolidated Financial Statements" on pages 36 through 38 of the Registrant's 1994 Annual Report to Shareholders, is incorporated herein by reference.

       Information regarding the Registrant's business group information, appearing in the "Notes to Consolidated Financial Statements" on pages 48 through 49 of the Registrant's 1994 Annual Report to Shareholders, is incorporated herein by reference.

       Competition

       Kmart is one of the world's largest mass merchandise retailers and has several major competitors on a national level, including Dayton-Hudson, J.C. Penney, Sears and Wal-Mart, and many competitors on a local level which compete with Kmart's individual stores. Success in the competitive market is based on factors such as price, quality, service, product mix and convenience.

       Seasonality

        The Registrant's business is highly seasonal and depends to a significant extent on the results of operations for the last quarter of the fiscal year.

       Credit Sales

        The Registrant does not have a significant customer credit function of its own. However, substantially all the Registrant's stores accept major bank credit cards as payment for merchandise.

       Employees

       The Registrant employed approximately 348,000 persons as of January 25, 1995.

       Effect of Compliance with Environmental Protection Provisions

       Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Registrant and its subsidiaries.

Item 2.Properties

       At January 25, 1995, the Registrant, its subsidiaries and the joint ventures to which it is a party, operated a total of 2,481 general merchandise stores: 2,335 in the United States and Puerto Rico, 129 in Canada, 13 in the Czech Republic and Slovakia, and 2 in each of Mexico and Singapore, as well as 1,353 specialty retail units in the United States. With the exception of 65 store facilities which are either partially or wholly owned, the Registrant leases its store facilities.

       The Registrant owns its International Headquarters and one administrative building in Troy, Michigan and leases administrative buildings in Royal Oak, Michigan and North Bergen, New Jersey. The Registrant expects to relocate its North Bergen administrative operations to Troy during fiscal 1995. The Registrant leases 19 United States distribution and port centers for initial terms of 10 to 30 years with options to renew for additional terms. In addition, the Registrant owns or leases 444 parcels not currently used for store operations, the majority of which are rented to others.

       Kmart Canada Limited owns its administrative facility in Brampton, Ontario, Canada and leases 126 of its 129 store locations. Kmart Canada Limited also leases four of its five distribution centers.

       Three subsidiaries of the Registrant own 13 department stores and various other properties in the Czech Republic and Slovakia.

       Kmart Mexico S.A. de C.V. leases its administrative facility in Mexico City, Mexico and owns all four of its store locations, of which two were opened in March 1995. Kmart Mexico S.A. de C.V. also leases its distribution center located in Laredo, Texas.

       Kmart Metro (Private) Limited leases its administrative facility in Singapore and leases both of its store locations. Kmart Metro (Private) Limited also leases its distribution center.

       Builders Square, Inc. owns its administrative facility in San Antonio, Texas and leases 160 of its 166 store locations.

       Borders leases 71 of its 75 store locations. Borders also leases its main headquarters and owns a distribution facility located outside Ann Arbor, Michigan. Borders is currently building a new headquarters located in Ann Arbor, Michigan. Upon completion of construction, it intends to sell the facility and lease it back. Borders leases four other distribution centers.

       Walden leases all of its 1,102 store locations as well as two distribution facilities. Walden owns its corporate headquarters facility located in Stamford, Connecticut. Borders Group expects to relocate Walden's headquarters during 1995 in order to better coordinate its operations with Borders and allow for streamlining and combination of certain management and administrative functions.

       Planet Music, Inc. leases all of its 10 stores and its administrative facility located in Durham, North Carolina.

       The Registrant intends to sell and lease-back or mortgage the majority of its owned but unfinanced retail properties.

        A description of the Registrant's leasing arrangements, appearing in the "Notes to Consolidated Financial Statements" on pages 46 through 47 of the Registrant's 1994 Annual Report to Shareholders, is incorporated herein by reference.

Item 3.Legal Proceedings

       The Registrant and its subsidiaries are parties to a substantial number of legal proceedings, most of which are routine and all of which are incidental to their business. Some matters involve claims for large amounts of damages as well as other relief. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not materially affect the Registrant's liquidity, financial position or results of operations.

Item 4.Submission of Matters to a Vote of Security Holders

       Not applicable.

                      Executive Officers of the Registrant

       The following table sets forth information concerning the executive officers of the Registrant as of March 28, 1995. Officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

                                                                                                        Served In
                                                                                                        Position
 Name                                  Position                                                 Age       Since
 -----------------------------------   ---------------------------------------                  ---    -----------
 Anthony N. Palizzi                    Interim President/Executive Vice President,               52       3/95
                                            General Counsel

 Charles Chinni                        Executive Vice President, Merchandising                   51       2/95
 Ronald J. Floto                       Executive Vice President and President, Super             52       10/94
                                            Kmart Centers
 Donald W. Keeble                      Executive Vice President, Store Operations                46       2/95
 Thomas F. Murasky                     Executive Vice President and Chief                        49       12/91
                                            Financial Officer
 Marvin P. Rich                        Executive Vice President, Strategic Planning,             49       10/94
                                            Finance and Administration
 Joseph R. Thomas                      Executive Vice President,                                 59       3/95
                                            Special Projects
 Kenneth W. Watson                     Executive Vice President, Marketing and Product           52       10/94
                                            Development

 Frederic M. Comins, Jr.               Senior Vice President, Executive and                      46       11/92
                                            Organization Resources
 Paul J. Hueber                        Senior Vice President, Sales and Operations               46       1/94
 Anthony R. Mauro                      Senior Vice President, Distribution                       60       2/91
                                           and Transportation
 Virginia G. Rago                      Senior Vice President, Chief Information Officer          43       1/95
 Michael L. Skiles                     Senior Vice President, Corporate Facilities               49       2/91
 William D. Underwood                  Senior Vice President, Vendor and Product                 54       5/94
                                            Development
 Thomas W. Watkins                     Senior Vice President, International Operations           49       1/93

 Ronald L. Buch                        Vice President, General Merchandise Manager -             60       1/95
                                            Apparel and Accessories
 Dennis V. Carter                      Vice President, Food, Super Kmart Centers                 47       2/95
 James P. Churilla                     Vice President and Treasurer                              53       7/87
 James E. Ford                         Vice President, Eastern Region                            52       2/91
 Andrew A. Giancamilli                 Vice President, Pharmacy Operations and                   44       3/95
                                            Merchandise
 G. William Gryson, Jr.                Vice President, Midwestern Region                         53       1/94
 Gerald K. Habeck                      Vice President, Advertising                               52       6/91
 Shawn M. Kahle                        Vice President, Corporate Affairs                         37       1/95
 Nancie W. LaDuke                      Vice President and Secretary                              54       2/91
 Michael T. Macik                      Vice President, Human Resources -                         48       8/92
                                            U.S. Kmart Stores
 David R. Marsico                      Vice President, Super Kmart Centers                       46       2/93
 Douglas M. Meissner                   Vice President, Western Region                            46       1/94
 Thomas M. Nielsen                     Vice President, Human Resources - International           51       6/94
 Peter J. Palmer                       Vice President, Labor Relations and                       54       2/88
                                            Assistant General Counsel
 William H. Parker                     Vice President, General Merchandise Manager -             47       1/95
                                            Home Decor
 Steven M. Szymanski                   Vice President, Finance and Accounting                    32       3/95
 John S. Valenti                       Vice President, Southern Region                           54       2/91
 Michael G. Wellman                    Vice President, Marketing                                 54       10/87


       There is no family relationship between any of the foregoing persons.

       Each of the executive officers listed in the table above have served the Registrant in various executive capacities for the past five years, except for the following individuals:

       Charles Chinni joined the Registrant in February 1995 as Executive Vice President, Merchandising. Prior thereto, he was President, Merchandising of Macy's East in New York.

       Ronald J. Floto joined the Registrant in February 1995 as Executive Vice President and President, Super Kmart Centers. Prior thereto, he was Chairman, CEO, and President of Kash n' Karry Food Stores, Inc.

       Marvin P. Rich joined the Registrant in October 1994 as Executive Vice President, Strategic Planning, Finance and Administration. Prior thereto, he held the positions of Executive Vice President, Specialty Companies and Executive Vice President, Finance & Information Services at Wellpoint Health Networks/Blue Cross of California.

       Kenneth W. Watson joined the Registrant in October 1994 as Executive Vice President, Marketing and Product Development. Prior thereto, he held the positions of President and CEO at Little Switzerland, Inc., in St. Thomas, Virgin Islands. Prior to that, he was the CEO and President at Louis Vuitton Inc. in New York and CEO and Chairman at Gump's Inc. in San Francisco.

       Frederic M. Comins, Jr. was promoted to Senior Vice President, Executive and Organization Resources in November 1992. He joined the Registrant in July 1990 as Director, Executive Resources.

       Virginia G. Rago was promoted to Senior Vice President, Chief Information Officer in January 1995. Prior thereto, she held the positions of Vice President, Store Systems Development and Divisional Vice President, Information Systems, Kmart Fashions. Before that, she was Vice President, Software Development at PRJ&, Inc., and Senior Vice President, Logistics and Information Systems, Chief Information Officer at Hills Department Stores.

       Dennis V. Carter joined the Registrant in February 1995 as Vice President, Food, Super Kmart Centers. Prior thereto, he was an Executive Vice President at Kash n' Karry in Tampa, Florida.

       Andrew A. Giancamilli joined the Registrant in March 1995 as Vice President, Pharmacy Merchandising and Operations. Prior thereto, he was President and Chief Operating Officer at Perry Drug Stores, Inc. Before that, he also held the positions of Executive Vice President, Chief Operating Officer; Senior Vice President, Store Operations; and Vice President, Pharmacy Operations at Perry Drug Stores, Inc.

       Shawn M. Kahle was promoted to Vice President, Corporate Affairs in January 1995. Prior thereto, she held the positions of Divisional Vice President, Corporate and International Affairs and Director, Corporate Communications, and Manager, Executive Speeches. Before that, she worked as a Freelance Writer/Consultant in Detroit, Michigan.

       William H. Parker was promoted in January 1995 to Vice President, General Merchandise Manager - Home Decor. In August 1991, he was promoted to Vice President, Merchandising - Books and Sundries, and, prior to that, he held the newly created position of Vice President, Sales and Marketing.

       Steven M. Szymanski joined the Registrant in March 1995 as Vice President, Finance and Accounting. Prior thereto, he was Vice President, Finance and Controller at Perry Drug Stores, Inc. Before that, he was an Audit Manager at Arthur Andersen & Co.

                                    PART II

Item 5.Market for Registrant's Common Equity and Related Stockholder Matters

       Information as to the market for the Registrant's common stock and related stockholder matters as set forth in the "Quarterly Stock Market Information and Dividend Highlights" appearing in the "Notes to Consolidated Financial Statements" on page 55 of the Registrant's 1994 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.Selected Financial Data

       The "Selected Financial Data Summary" appearing on page 8 of the Registrant's 1994 Annual Report to Shareholders, insofar as it relates to the five years ended January 25, 1995, is incorporated herein by reference.

       Sales and store statistics for the three fiscal years ending January 25, 1995 appearing in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 28 of the Registrant's 1994 Annual Report to Shareholders, are incorporated herein by reference.

       Total square footage of General Merchandise retail selling area appearing in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 18 of the Registrant's 1994 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       In the first quarter of 1995, the Kmart Board of Directors approved a new profit sharing retirement program called "Partners Earning Profits" under which Kmart will make a minimum yearly profit sharing contribution of $30 million. If U.S. Kmart pre-tax profits exceed $750 million or 2.5% of sales, the company will make additional contributions to the program. Also, effective January 31, 1996, the Kmart Pension Plan will be frozen and associates will no longer earn additional benefits under this plan. However, all vested benefits will be preserved and paid out at the time associates become eligible to receive them under the plan. As a result of freezing the Pension Plan, the Registrant will record an estimated pretax curtailment gain of approximately $100 million in the first quarter of fiscal 1995. This curtailment gain is attributable to the change in liabilities resulting from the decision to freeze the plan. The gain is a preliminary estimate, subject to final determination of March pension plan investment performance and other reviews.

       The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 9 through 28 of the Registrant's 1994 Annual Report to Shareholders, is incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data

       The financial statements of the Registrant consisting of the consolidated balance sheets at January 25, 1995 and January 26, 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years ended January 25, 1995, and the notes to consolidated financial statements, together with the report of Price Waterhouse LLP, appearing on pages 30 through 55 of the Registrant's 1994 Annual Report to Shareholders are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

                                    PART III


Item 10. Directors of the Registrant

       The information set forth under the caption "Election of Directors" on pages 2 through 7 of the Registrant's definitive Proxy Statement dated April 12, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 11. Executive Compensation

       The information set forth on pages 8 through 14 of the Registrant's definitive Proxy Statement of the Registrant dated April 12, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

       The information set forth on page 5 of the Registrant's definitive Proxy Statement dated April 12, 1995 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

       Not applicable.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)             The following documents are filed as part of this report:

               1.     FINANCIAL STATEMENTS

                      The following consolidated financial statements of the Registrant are incorporated herein by reference from the Registrant's 1994 Annual Report to Shareholders.

                                                                                                          Page(s) in
                                                                                                         Registrant's
                                                                                                         Annual Report
                                                                                                         -------------
                                     Report of Independent Accountants                                         30

                                     Consolidated Statements of Income for each of the
                                         three fiscal years ended January 25, 1995                             31

                                     Consolidated Balance Sheets at January 25, 1995
                                         and January 26, 1994                                                  32

                                     Consolidated Statements of Cash Flows for each
                                         of the three fiscal years ended January 25, 1995                      33

                                     Consolidated Statements of Shareholders' Equity for
                                         each of the three fiscal years ended January 25, 1995                 34

                                     Notes to Consolidated Financial Statements                          35 through  55

                      The individual financial statements of the Registrant and of 50% or less owned persons have been omitted because they are not required. The condensed individual financial statements of 50% of less owned persons are included in the "Notes to Consolidated Financial Statements" appearing on pages 40 through 42 of the Registrant's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

               2.     FINANCIAL STATEMENT SCHEDULE

                      Report of Independent Accountants on Financial
                        Statement Schedule

                      For each of the three fiscal years ended January 25, 1995:

                      X  - Supplementary Income Statement Information

                      All other schedules are omitted because they are not applicable or the required information is shown in the Registrant's 1994 Annual Report to Shareholders, which is incorporated herein by reference.

               3.     EXHIBITS

                      See Exhibit Index included in this report.

b)             REPORTS ON FORM 8-K

               The Registrant has filed one report on Form 8-K during the thirteen weeks ended January 25, 1995. The purpose of the report, dated November 4, 1994, was disclosure in connection with the sale of Series 1994A-5 Certificates.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 1995.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


                               Kmart Corporation

                             By  Anthony N. Palizzi
                                ----------------------
                              (Anthony N. Palizzi)
                                   President

                             By  Thomas F. Murasky
                               -----------------------
                              (Thomas F. Murasky)
                          Executive Vice President and
                            Chief Financial Officer
                  (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on April 10, 1995.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


         Lilyan H. Affinito                       David B. Harper
- ---------------------------------------     ----------------------------------
    Lilyan H. Affinito, Director              David B. Harper, Director

        Joseph A. Califano, Jr.                    F. James McDonald
- ---------------------------------------     ----------------------------------
    Joseph A. Califano, Jr., Director         F. James McDonald, Director

         Willie D. Davis                           J. Richard Munro
- ---------------------------------------     ----------------------------------
    Willie D. Davis, Director                 J. Richard Munro, Director

        Enrique C. Falla                            Donald S. Perkins
- ---------------------------------------     ----------------------------------
    Enrique C. Falla, Director                Donald S. Perkins, Director and
                                                  Chairman of the Board
        Joseph P. Flannery
- ---------------------------------------
    Joseph P. Flannery, Director                   Gloria M. Shatto
                                            ----------------------------------
                                              Gloria M. Shatto, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



TO THE BOARD OF DIRECTORS
OF KMART CORPORATION


Our audits of the consolidated financial statements referred to in our report dated February 27, 1995 appearing on page 30 of the 1994 Annual Report to Shareholders of Kmart Corporation (which reported and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP
Detroit, Michigan
February 27, 1995

                  KMART CORPORATION AND SUBSIDIARY COMPANIES
           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION




(MILLIONS)
                                                FISCAL YEAR ENDED
                                     -----------------------------------------
                                     JANUARY 25,    JANUARY 26,    JANUARY 27,
CHARGED TO COSTS AND EXPENSES           1995           1994           1993
- -----------------------------        -----------    -----------    -----------
ADVERTISING                              $458          $515            $506
                                         ====          ====            ====



     Advertising expense for the prior periods has been restated for discontinued operations.

                                EXHIBIT INDEX

         Exhibit
         Number     Description
        --------    -----------
           (3a)     Restated Articles of Incorporation of Kmart Corporation, as amended
           (3b)     Restated Bylaws of Kmart Corporation, as amended
  ****     (4)      Certificate of Designation, Preferences and Rights Providing for an Issue
                    of Preferred Stock Designated "Series C Convertible Preferred Stock"[4]
    **     (10a)    Kmart Corporation 1973 Stock Option Plan, as amended [10a] [A]
    **     (10b)    Kmart Corporation 1981 Stock Option Plan, as amended [10b] [A]
     *     (10c)    Kmart Corporation Supplemental Executive Retirement Plan [10c] [A]
           (10d)    Kmart Corporation Directors Retirement Plan, as amended [A]
   ***     (10e)    Kmart Corporation Performance Restricted Stock Plan [10e] [A]
           (10f)    Deferred Compensation Plan for Non-Employee Directors, as amended [A]
           (10g)    Kmart Corporation 1992 Stock Option Plan, as amended [A]
           (10h)    Kmart Corporation Directors Stock Option Plan, as amended [A]
   ***     (10i)    Form of Employment Agreement with Executive Officers [10j] [A]
           (10j)    Kmart Corporation Executive Deferred Compensation Plan [A]
           (10k)    Amended and Restated Kmart Corporation Annual Incentive Bonus Plan [A]
           (10l)    Amended and Restated Kmart Corporation Management Stock Purchase Plan [A]
           (10m)    Supplemental Pension Benefit Plan [A]
           (11)     Statement Regarding Computation of Per Share Earnings
           (12)     Statement Regarding Computation of Ratios
           (13)     Annual Report to Shareholders of Kmart Corporation for the Fiscal Year
                    Ended January 25, 1995
           (21)     List of Significant Subsidiaries of Kmart Corporation
           (23)     Consent of Independent Accountants
           (27)     Financial Data Schedules

        Notes:
        -----
             *      Filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended
                    January 29, 1992 (file number 1-327) and is incorporated herein by reference.

            **      Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended
                    January 27, 1993 (file number 1-327) and are incorporated herein by reference.

           ***      Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended
                    January 26, 1994 (file number 1-327) and are incorporated herein by reference.

          ****      Filed as an Exhibit to the Form 10-Q Report of the Registrant for the quarter ended
                    July 27, 1994 (file number 1-327) and is incorporated herein by reference.

         ["#"]      Exhibit numbers in the Form 10-Q Report for the quarter ended July 27, 1994 and the
                    Form 10-K Reports for the fiscal years ended; January 29, 1992, January 27, 1993, and
                    January 26, 1994, respectively.

           [A]      This document is a management contract or compensatory plan.

                  The Registrant agrees to furnish a copy to the Commission upon request of the following instruments defining the rights of holders of long-term debt:

                  Kmart Corporation and The Bank of New York, Trustee Indenture
                       dated as of February 1, 1985
                  12-1/2% Debentures Due 2005
                  8-1/8% Notes Due 2006
                  7-3/4% Debentures Due 2012
                  8-1/4% Notes Due 2022
                  8-3/8% Debentures Due 2022
                  7.95% Debentures Due 2023
                  Fixed-Rate Medium-Term Notes (Series A, B, C, D)