Form 10-Q
period 1995-04-26
KMART CORP
filed 1995-06-06
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended April 26, 1995

                                       OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File No. 1-327

                               KMART CORPORATION
             (Exact name of registrant as specified in its charter)



               Michigan                                      38-0729500
     (State or other jurisdiction of                      (I.R.S. Employer)
      incorporation or organization                      Identification No.)

 3100 West Big Beaver Road - Troy, Michigan                     48084
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (810) 643-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed, by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X       No_____


As of May 24, 1995, 458,887,858 shares of Common Stock of the Registrant were outstanding.

                                     INDEX

              PART I                     FINANCIAL INFORMATION                                           PAGE
              ------                     ---------------------                                           ----
              Item 1.                    Financial Statements


                                         Consolidated Statements of Income --                             3
                                         Thirteen weeks ended April 26, 1995 and
                                         April 27, 1994

                                         Consolidated Balance Sheets --                                   4
                                         April 26, 1995, April 27, 1994 and
                                         January 25, 1995

                                         Consolidated Statements of Cash Flows --                         5
                                         Thirteen weeks ended April 26, 1995 and
                                         April 27, 1994

                                         Notes to Consolidated Financial                                  6
                                         Statements

              Item 2.                    Management's Discussion and Analysis of                          7
                                         Results of Operations and Financial
                                         Condition

              PART II                    OTHER INFORMATION
              -------                    -----------------

              Item 5.                    Other Information                                                11

              Item 6.                    Exhibits and Reports on Form 8-K                                 11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

                               KMART CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                                    13 WEEKS ENDED
                                                                                                 ---------------------
                                                                                                 APRIL 26,   APRIL 27,
                                                                                                      1995        1994
                                                                                                 ---------   ---------
                                                                                                        (Unaudited)
    Sales                                                                                         $  7,797    $  7,216
    Licensee fees and other income                                                                      59          60
                                                                                                  --------    --------
                                                                                                     7,856       7,276
                                                                                                  --------    --------

    Cost of merchandise sold (includes buying and occupancy costs)                                   6,064       5,384
    Selling, general and administrative expenses                                                     1,854       1,758
    Gain on pension curtailment                                                                       (124)         --
    Interest expense:
       Debt -- net                                                                                      54          68
       Capital lease obligations and other                                                              55          57
                                                                                                  --------    --------
                                                                                                     7,903       7,267
                                                                                                  --------    --------

    Income (loss) from continuing retail operations before income taxes and equity income              (47)          9
    Equity in net income of unconsolidated companies                                                     5          11
    Income taxes                                                                                       (14)          4
                                                                                                  --------    --------
    Net income (loss) from continuing retail operations                                                (28)         16
    Discontinued operations, net of income taxes of $1                                                  --           2
                                                                                                  --------    --------
    Net income (loss)                                                                             $    (28)   $     18
                                                                                                  ========    ========

    Earnings per common and common equivalent share:
       Net income (loss) from continuing retail operations                                        $   (.06)   $    .03
       Discontinued operations, net of income taxes                                                     --         .01
                                                                                                  --------    --------
                                                                                                  $   (.06)   $    .04
                                                                                                  ========    ========

    Dividends declared per common share                                                           $    .12    $    .24
                                                                                                  ========    ========

    Weighted average shares (millions)                                                               458.8       455.9
                                                                                                  ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)



                                                                                   APRIL 26,    APRIL 27,    JANUARY 25,
                                                                                        1995         1994           1995
                                                                                   ---------    ---------    -----------
                                                                                       (Unaudited)
    ASSETS
    Current Assets:
       Cash (includes temporary investments of  $41, $352 and $93,
          respectively)                                                              $   379      $   650        $   480
       Merchandise inventories                                                         7,840        7,815          7,382
       Accounts receivable and other current assets                                    1,583        1,500          1,325
                                                                                     -------      -------        -------
    Total current assets                                                               9,802        9,965          9,187
    Investments in Affiliated Retail Companies                                           381          599            368
    Property and Equipment -- net                                                      6,251        5,972          6,280
    Other Assets and Deferred Charges                                                    595          736            910
    Goodwill -- net of accumulated amortization of $47, $63 and $45,
       respectively                                                                      283          691            284
                                                                                     -------      -------        -------
                                                                                     $17,312      $17,963        $17,029
                                                                                     =======      =======        =======
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
       Long-term debt due within one year                                            $    84      $   398        $   236
       Notes payable                                                                   1,294        1,134            638
       Accounts payable -- trade                                                       3,357        3,097          2,910
       Accrued payrolls and other liabilities                                          1,115        1,240          1,313
       Taxes other than income taxes                                                     336          384            272
       Income taxes                                                                       85           --            257
                                                                                     -------      -------        -------
    Total current liabilities                                                          6,271        6,253          5,626
    Capital Lease Obligations                                                          1,754        1,764          1,777
    Long-Term Debt                                                                     1,965        2,224          2,011
    Other Long-Term Liabilities (includes store restructuring obligations)             1,367        1,712          1,583
    Shareholders' Equity:
       Preferred stock, 10,000,000 shares authorized;
          Series A, 5,750,000 shares authorized and issued at April 27, 1994              --          986             --
          Series C, 790,287 shares authorized; shares issued 654,815, 784,938
            and 658,315, respectively                                                    131          157            132
       Common stock, 1,500,000,000 shares authorized; shares issued
          464,770,564, 416,669,993 and 464,549,561, respectively                         465          417            465
       Capital in excess of par value                                                  1,508          541          1,505
       Performance restricted stock deferred compensation                                 --           (3)            --
       Retained earnings                                                               3,989        4,136          4,074
       Treasury shares                                                                   (86)        (105)           (86)
       Foreign currency translation adjustment                                           (52)        (119)           (58)
                                                                                     -------      -------        -------
    Total shareholders' equity                                                         5,955        6,010          6,032
                                                                                     -------      -------        -------
                                                                                     $17,312      $17,963        $17,029
                                                                                     =======      =======        =======


          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)


                                                                                                     13 WEEKS ENDED
                                                                                                 ---------------------
                                                                                                 APRIL 26,   APRIL 27,
                                                                                                      1995        1994
                                                                                                 ---------   ---------
                                                                                                     (Unaudited)
    CASH FLOWS FROM OPERATING ACTIVITIES
          Net income (loss) from continuing retail operations                                       $  (28)    $   16
          Adjustments to reconcile net income (loss) to net cash from operating activities:
               Depreciation and amortization                                                           185        190
               Deferred income taxes                                                                    81         43
               Undistributed equity income                                                              (5)        27
               Decrease in other long-term liabilities                                                (185)       (30)
               Changes in certain assets and liabilities                                              (348)      (178)
                                                                                                    ------     ------
          Net cash provided by (used for) continuing retail operations                                (300)        68
          Net cash used for discontinued operations                                                    (18)      (253)
                                                                                                    ------     ------
          NET CASH USED FOR OPERATING ACTIVITIES                                                      (318)      (185)
                                                                                                    ------     ------

     CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures -- owned property                                                      (149)      (237)
          Proceeds from sale and divestiture -- net                                                     22        540
          Other -- net                                                                                  14         11
                                                                                                    ------     ------
          NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                        (113)       314
                                                                                                    ------     ------

     CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of long-term debt and notes payable                                   656        269
          Reduction in long-term debt and notes payable                                               (194)       (49)
          Reduction in capital lease obligations                                                       (26)       (29)
          Dividends paid                                                                              (112)      (128)
          Other -- net                                                                                   6          9
                                                                                                    ------     ------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    330         72
                                                                                                    ------     ------

     NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                  (101)       201
     CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                         480        449
                                                                                                    ------     ------
     CASH AND EQUIVALENTS AT END OF PERIOD                                                          $  379     $  650
                                                                                                    ======     ======

          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in millions, except per share data)
                                  (Unaudited)

1.) BASIS OF PRESENTATION

         These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report and Form 10-K filed for the fiscal year ended January 25, 1995.

         Certain prior year amounts have been restated for the effect of divested and discontinued operations and to conform to current year presentation.

2.) SUBSEQUENT EVENT

         In May 1995, the Company commenced the initial public offering (IPO) of shares of Borders Group, Inc. The Company sold 87% of its interest in Borders Group, Inc., resulting in net proceeds of $493 which were received by the Company in June 1995. Shares representing the remaining 13% interest are subject to a 30-day option to purchase by the underwriters at the net IPO price to cover over-allotments. Shares with respect to which the underwriters do not exercise their over-allotment option, if any, become available for sale by the Company commencing November 20, 1995. It is the Company's intention to divest all of its interest in Borders Group, Inc. within one year. The funds from this transaction will be used to pay down debt and further the Company's modernization program. The Company expects to realize a one-time loss of approximately $185 on the transaction and will report its investment in Borders Group, Inc. as a discontinued operation in the future.

3.) PENSION CURTAILMENT

         In April 1995, Kmart introduced a new profit sharing program for active associates. For 1995, eligible associates will earn benefits under the existing defined benefit pension plan as well as the new profit sharing program. Effective January 31, 1996, the defined benefit pension plan will be frozen and associates will no longer earn additional benefits under this plan. As a result of freezing the defined benefit pension plan, the Company recorded a pretax net curtailment gain of $124. This curtailment gain is attributable to the net change in liabilities resulting from the decision to freeze the defined benefit pension plan.

4.) INVENTORIES AND COST OF MERCHANDISE SOLD

         The Company implemented a new inventory accounting system in 1995 which provides more precise, detailed departmental information by store that will result in a more accurate valuation of inventories and the recording of gross profit margins during interim periods in a manner more consistent with that used to value inventory at year end. The use of this more precise interim information will have no effect on annual results. However, gross profits reported during each of the first three quarters of fiscal 1995 are anticipated to be lower than those that would have been reported using the prior method, with an equivalent positive effect in the fourth quarter. The new inventory accounting system contributed to approximately 1.3%, as a percent of sales, of the gross margin decline in the first quarter of 1995.

         A substantial portion of the Company's inventories is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO in the interim consolidated financial statements. Inventories valued on LIFO at April 26, 1995, April 27, 1994 and January 25, 1995, respectively, were $811, $871 and $804 lower than the amounts that would have been reported under the first-in, first-out (FIFO) method.

ITEM 2                        KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
                     FOR THE 13 WEEKS ENDED APRIL 26, 1995

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the first quarter of 1995, excluding the divested Borders Group, Inc., is summarized as follows:

                                                                 FIRST QUARTER
                                                                    ACTIVITY
                                          JANUARY 25,          ------------------         APRIL 26,           APRIL 27,
   General Merchandise                           1995          OPENED      CLOSED              1995                1994
   -------------------                    -----------          ------      ------       -----------          ----------
      Kmart:
        United States                           2,316              18        (94)             2,240               2,330
        Canada                                    128              --          --               128                 127
      Czech Republic and Slovakia                  13              --          --                13                  13
      Mexico                                        2               2          --                 4                  --
      Singapore                                     2              --          --                 2                  --
      Other                                        20              --         (3)                17                  21
                                                -----           -----       -----             -----               -----
        Total General Merchandise               2,481              20        (97)             2,404               2,491

   Specialty Retail
   ----------------
      Builders Square                             166               7         (1)               172                 180
                                                -----           -----       -----             -----               -----

   TOTAL STORES                                 2,647              27        (98)             2,576               2,671
                                                =====           =====       =====             =====               =====

         In addition to the store activity noted above, during the 13 weeks ended April 26, 1995, U.S. Kmart completed three expansions and one refurbishment as compared to four expansions and no refurbishments during the 1994 period.

         In June 1995, the Company announced the closing of 72 U.S. Kmart stores which do not meet the Company's sales, profit and return on investment requirements. The stores will close beginning in late August with all stores expected to be closed by the end of the fiscal year.

         The activity in total number of stores closed/relocated, expanded or refurbished to date, together with the dollar amounts relating thereto, were substantially consistent with those contained in the 1993 restructuring plan. As market and other conditions change, the Company will continue to refine the plan and make necessary adjustments.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED
                     FOR THE 13 WEEKS ENDED APRIL 26, 1995

Sales
                                              13 Weeks Ended
                                       -------------------------                   % CHANGE
                                        APRIL 26,      APRIL 27,      -----------------------------------
($ Millions)                                 1995           1994      ALL STORES        COMPARABLE STORES
                                       ----------     ----------      ----------        -----------------
General Merchandise
- -------------------
  United States                          $  6,564       $  6,018          9.1                  6.5
  International                               249            212         17.5                  6.6 (a)
                                         --------       --------
     Total General Merchandise              6,813          6,230          9.4                  6.5

Specialty Retail
- ----------------
   Builders Square                            630            683         (7.8)                (6.1)
                                         --------       --------

Total Continuing Sales                      7,443          6,913          7.7                  5.4

Divested
- --------
   Borders Group, Inc.                        354            303         16.8                   --  (b)
                                         --------       --------

Consolidated Sales                       $  7,797       $  7,216          8.1                  5.2
                                         ========       ========

(a) International comparable store sales change is calculated on sales in the applicable local currency.
(b) Borders sales in millions were $140 and $72 in the 1995 and 1994 periods, respectively, and Waldenbooks sales were $214 and $231 in the respective periods. Comparable store sales were up 15.2% at Borders and down 2.4% at Waldenbooks.

         Sales for the 13 weeks ended April 26, 1995, were $7,797 million, a 8.1% increase, over sales of $7,216 million in the same period of the prior year. Comparable store sales increased 5.2% over the same period of the prior year due primarily to an improved in-stock condition in general merchandise stores compared with the prior year. Management believes this has resulted in increased shopper frequency, higher transaction counts and a larger market basket of merchandise purchased.

Cost of Merchandise Sold (Including Buying and Occupancy Costs)
         Cost of merchandise sold for the 13 weeks ended April 26, 1995, was $6,064 million as compared to $5,384 million in the same period of the prior year. Gross margin as a percent of sales was 22.2% and 25.4% in 1995 and 1994, respectively. This decrease, as a percent of sales, reflects, in part, a mix of both apparel and hardline merchandise more heavily weighted toward promotional items and lower-margined merchandise, which is a result of stepped up promotional programs initiated in the third quarter of 1994. In addition, a new inventory accounting system resulted in a more precise interim calculation of the gross margin which contributed to approximately 1.3%, as a percent of sales, of the gross margin decline. The use of this more precise interim information will have no effect on annual results. However, gross profits reported during each of the first three quarters of fiscal 1995 are anticipated to be lower than those that would have been reported using the prior method, with an equivalent positive effect in the fourth quarter. The impact of LIFO included in the cost of merchandise sold reduced pretax earnings by $7 million for the first 13 weeks of 1995 and $11 million for the comparable period of 1994.

Selling, General and Administrative ("SG&A") Expenses
         SG&A expenses for the 13 weeks ended April 26, 1995, were $1,854 million or 23.8% of sales, as compared to $1,758 million, or 24.4% of sales, in the same period of the prior year. This decrease as a percent of sales is a result of cost reduction initiatives implemented and the leveraging of fixed costs over a larger sales base.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED
                     FOR THE 13 WEEKS ENDED APRIL 26, 1995

Gain on Pension Curtailment
         The net gain on the pension curtailment of $124 million for the 13 weeks ended April 26, 1995 resulted from the decision to replace the defined benefit pension plan with a profit sharing program. Effective January 31, 1996, the defined benefit pension plan will be frozen and associates will no longer earn additional benefits under this plan. The curtailment gain is attributable to the change in net liabilities resulting from the decision to freeze the defined benefit pension plan. The new profit sharing program requires a minimum yearly contribution of $30 million.

Operating Income

                                                                13 Weeks Ended
                                                           -----------------------
                                                           APRIL 26,     APRIL 27,
($ Millions)                                                    1995          1994      % CHANGE
                                                           ---------    ----------      ---------
General Merchandise
- -------------------
  United States                                                 $  86       $  134      (35.8)
  International                                                    (5)           1        --
                                                                -----       ------
       Total General Merchandise                                   81          135      (40.0)

Specialty Retail
- ----------------
   Builders Square                                                (11)           3         --
                                                                -----       ------

Total Continuing Operating Income                                  70          138      (49.3)

Divested
- --------
   Borders Group, Inc.                                             (8)          (4)        --
                                                                -----       ------

Consolidated Operating Income                                   $  62       $  134      (53.7)
                                                                =====       ======

         Operating income for the 13 weeks ended April 26, 1995, was $62 million, or 0.8% of sales, as compared to $134 million, or 1.9% of sales, in the same period in the prior year. This decrease in operating income resulted primarily from continuing competitive pressures on gross margins coupled with the interim gross profit calculation change resulting from implementation of a new inventory accounting system.

Interest Expense
         Net interest expense for the 13 weeks ended April 26, 1995, was $109 million, or 1.4% of sales, as compared to $125 million, or 1.7% of sales, for the same period in the prior year. Net interest expense on debt was down 20.6% in the 1995 first quarter, primarily a result of lower average short-term borrowings, due to applying the proceeds from the IPO's of OfficeMax and The Sports Authority and the sale of the Company's equity interest in Coles Myer, and the early retirement of long-term debt, resulting from applying the proceeds from the sale of PayLess, all partially offset by higher market interest rates being paid by the Company.

Equity in Net Income of Unconsolidated Companies
         Equity in net income of unconsolidated companies for the 13 weeks ended April 26, 1995 was $5 million as compared to $11 million for the 13 weeks ended April 27, 1994 and includes equity income related to OfficeMax, The Sports Authority and Meldisco.

Income Taxes
         Income tax expense (benefit) for the 13 weeks ended April 26, 1995, was $(14) million with an effective tax rate of 33.3% as compared to $4 million with an effective tax rate of 20.0% in the same period of 1994 due to the low level of taxable income in 1994 and the effect of restatements for discontinued operations.

Discontinued Operations
         Net income from discontinued operations for the 13 weeks ended April 27, 1994, was $2 million. Discontinued operations included the equity earnings from Coles Myer prior to the Company's sale of its equity interest in November 1994.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED
                     FOR THE 13 WEEKS ENDED APRIL 26, 1995
Net Income (Loss)
         As the result of the combination of the foregoing factors, primarily reduced gross margin, net income (loss) for the 13 weeks ended April 26, 1995, was $(28) million, or (0.4)% of sales, as compared to $18 million, or 0.2% of sales, in the same period in the prior year.

LIQUIDITY AND FINANCIAL CONDITION

         The Company's primary sources of working capital are cash flows from operations and borrowings through its commercial paper program or under its revolving credit facility. The Company had working capital of $3,531, $3,561, $3,712 and $3,793 million at April 26, 1995, January 25, 1995, April 27, 1994 and January 26, 1994, respectively. Working capital ratios were 1.6 to 1.0, 1.6 to 1.0, 1.6 to 1.0 and 1.7 to 1.0 at the same periods, respectively. The Company's working capital will fluctuate in relation to (i) profitability, (ii) inventory levels during the course of the year due to seasonality and, (iii) the number and timing of new store openings.

         Net cash used for operating activities for the 13 weeks ended April 26, 1995 was $318 million as compared to $185 million in the same period of 1994. The increase in cash used was primarily attributable to decreased earnings, excluding the net gain on pension curtailment, partially offset by a decrease in cash used for inventories net of payables and a decrease in cash used for PACE obligations.

         Merchandise inventories, which were primarily accounted for under the LIFO method of inventory valuation, increased 0.3% to $7,840 million at April 26, 1995 from, $7,815 million at April 27, 1994. Excluding the deconsolidation of OfficeMax and The Sports Authority whose majority interests were sold in November 1994, LIFO inventories were up 8.2%. This increase was largely the result of a better in-stock position at general merchandise stores.

         Net cash used for investing activities was $113 million for the 13 weeks ended April 26, 1995 which was primarily composed of capital expenditures for new stores and store modernization. Cash provided by investing activities was $314 for the 13 weeks ended April 27, 1994, primarily comprised of proceeds from the divestiture of PayLess, partially offset by capital expenditures for new stores and store modernization. Both 13 week periods reflect store modernization program capital expenditures for projects completed and in progress.

         Net cash provided by financing activities amounted to $330 million during the 13 weeks ended April 26, 1995 and was primarily attributable to a net increase in long-term debt and notes payable of $462 million. The $72 million provided by financing activities during the 13 weeks ended April 27, 1994, was primarily attributable to a $220 million net increase in long-term debt and notes payable. The increase in proceeds from notes payable is primarily attributable to higher required borrowings resulting from higher inventory levels.

         Additionally, in April 1995, the Company's Board of Directors reduced future quarterly dividends from a rate of 24 cents per share to 12 cents per share, a level more in line with current earnings expectations for 1995.

         The Company believes its future working capital needs and planned capital expenditures can be sufficiently funded from operations or external financing as necessary.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On June 5, 1995, the Company announced that Floyd Hall, a retailing executive with extensive experience in the discount store and supermarket businesses, has been named chairman, president and chief executive officer, effective immediately. With Hall's arrival at Kmart, Donald S. Perkins has relinquished his role as chairman but remains a member of the Company's Board of Directors and chairman of the Board's executive/finance committee. Anthony
N. Palizzi, executive vice president, general counsel and Ronald J. Floto, executive vice president and president, Super Kmart Centers, who served as interim president and chairman of the Company's management executive committee, respectively, have resumed their previous responsibilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibit is filed as a part of this report:

         Exhibit 11 - Information on Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K: There was one report on Form 8-K filed by the Registrant during the thirteen weeks ended April 26, 1995. The report, dated April 11, 1995, included the Company's 1994 Annual Report to Shareholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.





                                        Date:         June 6, 1995
                                                   Kmart Corporation
                                             ---------------------------------
                                                      (Registrant)



                                        By:           T. F. Murasky
                                             ---------------------------------
                                                      T. F. Murasky
                                               EXECUTIVE VICE PRESIDENT
                                               CHIEF FINANCIAL OFFICER
                                               (Duly Authorized Officer,
                                     Principal Financial and Accounting Officer)