Form 10-Q
period 1995-07-26
KMART CORP
filed 1995-09-08
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 1995

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

                              Yes      X       No


As of August 23, 1995, 459,368,762 shares of Common Stock of the Registrant were outstanding.

                                     INDEX

PART I                               FINANCIAL INFORMATION                                              PAGE
------                               ---------------------                                              ----
Item 1.                              Financial Statements


                                     Consolidated  Statements of Operations --                            3
                                     13 weeks and 26 weeks ended July 26, 1995 and
                                     July 27, 1994

                                     Consolidated Balance Sheets --                                       4
                                     July 26, 1995, July 27, 1994 and
                                     January 25, 1995

                                     Consolidated Statements of Cash Flows --                             5
                                     26 weeks ended July 26, 1995 and
                                     July 27, 1994

                                     Notes to Consolidated Financial                                    6 - 7
                                     Statements

Item 2.                              Management's Discussion and Analysis of                           8 - 14
                                     Results of Operations and Financial
                                     Condition

PART II                              OTHER INFORMATION
-------                              -----------------

Item 4.                              Submission of Matters to a Vote of Security                       15 - 16
                                     Holders

Item 6.                              Exhibits and Reports on Form 8-K                                    16

                                     Signature                                                           17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                    13 WEEKS ENDED                26 WEEKS ENDED
                                                                ------------------------      ---------------------
                                                                JULY 26,        JULY 27,       JULY 26,     JULY 27,
                                                                 1995            1994           1995         1994
                                                                --------       ---------      -------      --------
Sales                                                           $  8,440       $   7,942      $15,883      $ 14,855
Licensee fees and other income                                        63              73          121           133
                                                                --------       ---------      -------      --------
                                                                   8,503           8,015       16,004        14,988
                                                                --------       ---------      -------      --------
Cost of merchandise sold, including buying and occupancy costs     6,544           5,963       12,332        11,116
Selling, general and administrative expenses                       1,827           1,823        3,594         3,506
Gain on pension curtailment                                           --              --         (124)           --
Interest expense:
  Debt -- net                                                         57              57          112           124
  Capital lease obligations and other                                 57              59          111           116
                                                                --------       ---------      -------      --------
                                                                   8,485           7,902       16,025        14,862
                                                                --------       ---------      -------      --------

Income (loss) from continuing retail operations before income
  taxes and equity income                                             18             113          (21)          126
Equity in net income of unconsolidated companies                      15              20           19            26
Income tax provision (credit)                                         10              43           (1)           47
                                                                --------       ---------      -------      --------
Net income (loss) from continuing retail operations                   23              90           (1)          105
Income (loss) from discontinued operations, net of income taxes
  of $3, $(2), and $8, respectively                                   --               4           (4)            7
Loss on disposal of discontinued operations, net of income taxes
  of $63                                                             (77)             --          (77)           --
                                                                --------       ---------      -------      --------
Net income (loss)                                               $    (54)      $      94      $   (82)     $    112
                                                                ========       =========      =======      ========

Earnings (loss) per common and common equivalent share:
 Continuing retail operations                                   $    .05       $     .19      $  (.01)     $    .22
 Income (loss) from discontinued operations                           --             .01         (.01)          .02
 Loss on disposal of discontinued operations                        (.17)             --         (.17)           --
                                                                --------       ---------      -------      --------
                                                                $   (.12)      $     .20      $  (.19)     $    .24
                                                                ========       =========      =======      ========
Dividends declared per common share                             $    .12       $     .24      $   .24      $    .48
                                                                ========       =========      =======      ========
Weighted average shares (millions)                                 459.3           456.1        459.0         456.0
                                                                ========       =========      =======      ========





         See accompanying Notes to Consolidated Financial Statements.
The consolidated statements of operations for prior periods have been restated for discontinued operations.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                                 JULY 26,      JULY 27,    JANUARY 25,
                                                                                  1995           1994         1995
                                                                                 -------      --------     -------
ASSETS
Current Assets:
  Cash (includes temporary investments of $28, $62 and $93, respectively)        $   293      $    318     $   480
  Merchandise inventories                                                          7,371         8,328       7,382
  Accounts receivable and other current assets                                     1,494         1,749       1,325
                                                                                 -------      --------     -------
Total current assets                                                               9,158        10,395       9,187
Investments in Affiliated Retail Companies                                           149           615         368
Property and Equipment -- net                                                      5,934         6,174       6,280
Other Assets and Deferred Charges                                                    542           652         910
Goodwill -- net of accumulated amortization of $9, $68 and $45,
    respectively                                                                      25           686         284
                                                                                 -------      --------     -------
                                                                                 $15,808      $ 18,522     $17,029
                                                                                 =======      ========     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Long-term debt due within one year                                              $    29      $    229     $   236
 Notes payable                                                                       846         1,585         638
 Accounts payable -- trade                                                         2,865         3,541       2,910
 Accrued payrolls and other liabilities                                              889         1,220       1,313
 Taxes other than income taxes                                                       341           407         272
 Income taxes                                                                         79          --           257
                                                                                 -------      --------     -------
Total current liabilities                                                          5,049         6,982       5,626
Capital Lease Obligations                                                          1,725         1,791       1,777
Long-Term Debt                                                                     1,956         2,042       2,011
Other Long-Term Liabilities (includes store restructuring obligations)             1,232         1,696       1,583
Shareholders' Equity:
 Preferred stock, 10,000,000 shares authorized;
   Series A, 5,750,000 shares authorized and issued at July 27, 1994               --              986       --
   Series C, 790,287 shares authorized; shares issued 654,815,
    784,938 and 658,315, respectively                                                131           157         132
 Common stock, 1,500,000,000 shares authorized; shares issued
    465,279,932, 416,772,739 and 464,549,561, respectively                           465           417         465
 Capital in excess of par value                                                    1,515           543       1,505
 Performance restricted stock deferred compensation                                   (7)           (2)        --
 Retained earnings                                                                 3,878         4,108       4,074
 Treasury shares                                                                     (86)          (95)        (86)
 Foreign currency translation adjustment                                             (50)         (103)        (58)
                                                                                 -------      --------     -------
Total shareholders' equity                                                         5,846         6,011       6,032
                                                                                 -------      --------     -------
                                                                                 $15,808      $ 18,522     $17,029
                                                                                 =======      ========     =======





          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                                   26 WEEKS ENDED
                                                                                             -------------------------
                                                                                              JULY 26,        JULY 27,
                                                                                               1995             1994
                                                                                             ---------       --------
 CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss) from continuing retail operations                                   $  (1)           $ 105
       Adjustments to reconcile net income (loss) to net cash from operating activities:
            Depreciation and amortization                                                      347              382
            Deferred income taxes                                                              164               97
            Undistributed equity income                                                         33               34
            Decrease in other long-term liabilities                                           (220)             (61)
            Changes in certain assets and liabilities                                         (689)            (453)
                                                                                             -----            -----
       Net cash provided by (used for) continuing retail operations                           (366)             104
       Net cash used for discontinued operations                                               (79)            (318)
                                                                                             -----            -----
       NET CASH USED FOR OPERATING ACTIVITIES                                                 (445)            (214)
                                                                                             -----            -----

  CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures -- owned property                                                 (258)            (562)
       Proceeds from sale and divestiture -- net                                                22              590
       Proceeds from sale of assets                                                             10                5
       Proceeds from discontinued operations                                                   853               --
       Other -- net                                                                              3                2
                                                                                             -----            -----
       NET CASH PROVIDED BY INVESTING ACTIVITIES                                               630               35
                                                                                             -----            -----

  CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt and notes payable                              161              718
       Reduction in long-term debt and notes payable                                          (314)            (398)
       Reduction in capital lease obligations                                                  (59)             (59)
       Dividends paid                                                                         (169)            (249)
       Other -- net                                                                              9               36
                                                                                             -----            -----
       NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                   (372)              48
                                                                                             -----            -----

  NET DECREASE IN CASH AND EQUIVALENTS                                                        (187)            (131)
  CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                    480              449
                                                                                             -----            -----
  CASH AND EQUIVALENTS AT END OF PERIOD                                                      $ 293            $ 318
                                                                                             =====            =====


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

        Certain prior year amounts have been restated for the effect of divested and discontinued operations and to conform to current year presentation (see note 3).

2.)      SUBSEQUENT EVENT

        In August 1995, The Sports Authority, Inc. filed a registration statement regarding the proposed public offering of the remaining interest of approximately 25% in The Sports Authority owned by the Company. In the proposed offering, the Company would receive the resulting net proceeds. Upon completion of the proposed offering, the Company will no longer own any interest in The Sports Authority. Proceeds from this transaction will be used to pay down debt. The Company will reflect its interest in The Sports Authority as a discontinued operation in the future.

3.)      DISCONTINUED OPERATIONS

        In May 1995, the initial public offering (IPO) of shares of Borders Group, Inc. commenced. The Company sold 87% of its interest in Borders Group, resulting in net proceeds of $493 which were received by the Company in June 1995. In addition, in July 1995, Borders Group agreed to purchase all of the Company's remaining 13% interest in Borders Group resulting in net proceeds of $73 which were received by the Company in August 1995. The funds from these transactions were used to pay down debt.

        In July 1995, OfficeMax, Inc. completed the public offering of the remaining interest of approximately 30% of OfficeMax owned by the Company. The Company received approximately $360 in aggregate net proceeds from the offering. The Company no longer owns any interest in OfficeMax. The funds from this transaction were used to pay down debt.

        The Borders Group, OfficeMax and related transactions have been accounted for as discontinued operations in the accompanying financial statements. The Company's interest in the results of these operations was a $4 after-tax loss during the 26 weeks ended July 26, 1995. The Company also incurred an after-tax loss of $77 on the disposal of these businesses for the same period.

4.)      PENSION CURTAILMENT

        In April 1995, the Company introduced a new profit sharing program for active associates. For 1995, eligible associates will earn benefits under the existing defined benefit pension plan as well as the new profit sharing program. Effective January 31, 1996, the defined benefit pension plan will be frozen and associates will no longer earn additional benefits under this plan. As a result of freezing the defined benefit pension plan, the Company recorded a pretax net curtailment gain of $124 in the first quarter. This curtailment gain is attributable to the change in net liabilities resulting from the decision to freeze the defined benefit pension plan. The new profit sharing program requires a minimum yearly contribution of $30.

                               KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (Dollars in millions, except per share data)
                                  (Unaudited)

5.)      INVENTORIES AND COST OF MERCHANDISE SOLD

        The Company implemented a new inventory accounting system in 1995 which provides more precise, detailed departmental information by store that will result in a more accurate valuation of inventories and the recording of gross profit margins during interim periods in a manner more consistent with that used to value inventory at year end. The use of this more precise interim information will have no effect on annual results.
    However, gross profits reported during each of the first three quarters of fiscal 1995 are anticipated to be lower than those that would have been reported using the prior method, with an equivalent positive effect in the fourth quarter. The new inventory accounting system contributed to approximately 0.2% and 0.7%, as a percent of sales, of the gross margin decline during the 13 and 26 weeks ended July 26, 1995, respectively.

        A substantial portion of the Company's inventories is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO in the interim consolidated financial statements. Inventories valued on LIFO at July 26, 1995, July 27, 1994 and January 25, 1995, respectively, were $818, $874 and $804 lower than the amounts that would have been reported under the first-in, first-out (FIFO) method.

ITEM 2
                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


FOR THE 13 WEEKS ENDED JULY 26, 1995

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the second quarter of 1995 is summarized as follows:

                                                             SECOND QUARTER
                                                                ACTIVITY
                                          APRIL 26,         ------------------           JULY 26,            JULY 27,
General Merchandise                            1995          OPENED      CLOSED              1995                1994
-------------------                       ---------          ------      ------          --------            --------
   Kmart:
     United States                           2,240              15        (23)             2,232               2,326
     Canada                                    128              --         (3)               125                 125
   Czech Republic and Slovakia                  13              --         --                 13                  13
   Mexico                                        4              --         --                  4                   2
   Singapore                                     2              --         --                  2                   1
   Other                                        17              --        (15)                 2                  21
                                            ------           -----        ---             ------              ------
     Total General Merchandise               2,404              15        (41)             2,378               2,488

   Builders Square                             172               2         (2)               172                 181
                                            ------           -----        ---             ------              ------

TOTAL STORES                                 2,576              17        (43)             2,550               2,669
                                            ======           =====        ===             ======              ======

         In addition to the store activity noted above, during the 13 weeks ended July 26, 1995, U.S. Kmart completed two expansions and two refurbishments as compared to seven expansions and three refurbishments during the 1994 period.

         In June 1995, the Company announced the closing of 72 U.S. Kmart stores which do not meet the Company's sales, profit and return on investment requirements. The stores began closing in late August. All 72 stores are expected to be closed by the end of the third quarter of 1995.

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

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Sales

                                                   13 Weeks Ended
                                            -------------------------                   % CHANGE
                                              JULY 26,       JULY 27,      ------------------------------------
($ Millions)                                      1995           1994      ALL STORES         COMPARABLE STORES
General Merchandise                         ----------     ----------      ----------         -----------------
-------------------
 United States                                  $7,386         $6,842          8.0                   6.4
 International                                     296            273          8.4                   1.3 (a)
                                                ------         ------
   Total General Merchandise                     7,682          7,115          8.0                   6.2

 Builders Square                                   758            827         (8.3)                 (6.8)
                                                ------         ------

Consolidated Sales                              $8,440         $7,942          6.3                   5.0
                                                ======         ======

(a) International comparable store sales change is calculated on sales in the applicable local currency.

         Sales for the 13 weeks ended July 26, 1995, were $8,440 million, a 6.3% increase over sales of $7,942 million in the same period of the prior year. Comparable store sales increased 5.0% over the same period of the prior year due primarily to an improved in-stock condition in general merchandise stores compared with the prior year. Management believes this has resulted in increased shopper frequency, higher transaction counts, better in-stock positions and a larger average transaction size.

Cost of Merchandise Sold, Including Buying and Occupancy Costs
         Cost of merchandise sold for the 13 weeks ended July 26, 1995, was $6,544 million as compared to $5,963 million in the same period of the prior year. Gross margin as a percent of sales was 22.5% and 24.9% in 1995 and 1994, respectively. This decrease, reflects, in part, a mix of both apparel and hardline merchandise more heavily weighted toward promotional items and lower-margined merchandise, which is a result of increased promotional programs initiated in the third quarter of 1994. Margins were also affected by earlier clearance of seasonal merchandise and higher shrinkage. In addition, a new inventory accounting system providing a more precise interim calculation of the gross margin contributed approximately 0.2%, as a percent of sales, of the gross margin decline. The use of this more precise interim information will have no effect on annual results. However, gross profits reported during each of the first three quarters of fiscal 1995 are anticipated to be lower than those that would have been reported using the prior method, with an equivalent positive effect in the fourth quarter. The impact of LIFO included in the cost of merchandise sold reduced pretax earnings by $8 million for the 13 weeks ended July 26, 1995 and $2 million for the comparable period of 1994.

Selling, General and Administrative ("SG&A") Expenses
         SG&A expenses for the 13 weeks ended July 26, 1995, were $1,827 million, or 21.6% of sales, as compared to $1,823 million, or 23.0% of sales, in the same period of the prior year. This decrease as a percent of sales is a result of cost reduction initiatives and the leveraging of fixed costs over a larger sales base.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income (Loss)

                                                       13 Weeks Ended
                                                  --------------------------
                                                  JULY 26,          JULY 27,
($ Millions)                                         1995              1994         % CHANGE
General Merchandise                               --------          --------       --------
-------------------
 United States                                     $ 133            $  201           (33.8)

 International                                       (10)                2              --
                                                   -----            ------
     Total General Merchandise                       123               203           (39.4)

 Builders Square                                       9                26           (65.4)
                                                   -----            ------
Consolidated Operating Income                      $ 132            $  229           (42.4)
                                                   =====            ======


         Operating income for the 13 weeks ended July 26, 1995, was $132 million, or 1.6% of sales, as compared to $229 million, or 2.9% of sales, in the same period in the prior year. This decrease in operating income resulted primarily from continuing competitive pressures on gross margins and increased shrinkage, coupled with the interim gross profit calculation change resulting from implementation of a new inventory accounting system. Operating income was also affected by weak performances at Builders Square and the Company's Canadian operations.

Interest Expense
         Net interest expense for the 13 weeks ended July 26, 1995, was $114 million, or 1.4% of sales, as compared to $116 million, or 1.5% of sales, for the same period in the prior year.

Equity in Net Income of Unconsolidated Companies
         Equity in net income of unconsolidated companies for the 13 weeks ended July 26, 1995 was $15 million as compared to $20 million for the same period in the prior year and includes equity income related to The Sports Authority and Meldisco.

Income Tax Provision (Credit)
         Income tax provision for the 13 weeks ended July 26, 1995, was $10 million with an effective tax rate of 32.4% as compared to $43 million with an effective tax rate of 32.1% in the same period of 1994 due to the low level of taxable income in 1994 and the effect of restatements for discontinued operations.

Discontinued Operations
         Net loss from the disposal of discontinued operations for the 13 weeks ended July 26, 1995, was $77 million as compared to net income from discontinued operations of $4 million for the same period in the prior year. Discontinued operations for the 13 weeks ended July 26, 1995 reflected the net effect of the sale of stock in Borders Group and OfficeMax.

Net Income (Loss)
         As the result of the combination of the foregoing factors, primarily the loss from discontinued operations and reduced gross margin, the net loss for the 13 weeks ended July 26, 1995 was $54 million, or (0.6)% of sales, as compared to net income of $94 million, or 1.2% of sales, in the same period in the prior year.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                       FINANCIAL CONDITION -- CONTINUED


FOR THE 26 WEEKS ENDED JULY 26, 1995

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the 26 weeks ended July 26, 1995 is summarized as follows:

                                                               YEAR TO DATE
                                                                ACTIVITY
                                       JANUARY 25,          ------------------          JULY 26,       JULY 27,
General Merchandise                           1995          OPENED      CLOSED             1995            1994
-------------------                    -----------          ------      ------          --------       --------
   Kmart:
     United States                           2,316              33       (117)             2,232          2,326
     Canada                                    128              --         (3)               125            125
   Czech Republic and Slovakia                  13              --         --                 13             13
   Mexico                                        2               2         --                  4              2
   Singapore                                     2              --         --                  2              1
   Other                                        20              --        (18)                 2             21
                                            ------             ---       ----              -----          -----
     Total General Merchandise               2,481              35       (138)             2,378          2,488

   Builders Square                             166               9         (3)               172            181
                                            ------             ---       ----              -----          -----

TOTAL STORES                                 2,647              44       (141)             2,550          2,669
                                             =====             ===       ====              =====          =====

         In addition to the store activity noted above, during the 26 weeks ended July 26, 1995, U.S. Kmart completed five expansions and three refurbishments as compared to eleven expansions and three refurbishments during the 1994 period.

         In June 1995, the Company announced the closing of 72 U.S. Kmart stores which do not meet the Company's sales, profit and return on investment requirements. The stores began closing in late August. All 72 stores are expected to be closed by the end of the third quarter of 1995.

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

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Sales
                                              26 Weeks Ended
                                       -------------------------               % CHANGE
                                         JULY 26,       JULY 27,      --------------------------------
                                             1995           1994      ALL STORES     COMPARABLE STORES
($ Millions)                           ----------     ----------      ----------     -----------------
General Merchandise
-------------------
  United States                           $13,950        $12,860          8.5               6.4
  International                               545            485         12.4               3.7  (a)
                                          -------       --------
     Total General Merchandise             14,495         13,345          8.6               6.3

   Builders Square                          1,388          1,510         (8.1)             (6.5)
                                          -------       --------

Consolidated Sales                        $15,883        $14,855          6.9               5.1
                                          =======        =======

(a) International comparable store sales change is calculated on sales in the applicable local currency.

         Sales for the 26 weeks ended July 26, 1995, were $15,883 million, a 6.9% increase over sales of $14,855 million in the same period of the prior year. Comparable store sales increased 5.1% over the same period of the prior year due primarily to an improved in-stock condition in general merchandise stores. Management believes this has resulted in increased shopper frequency, higher transaction counts, better in-stock positions and a larger average transaction size.

Cost of Merchandise Sold, Including Buying and Occupancy Costs
         Cost of merchandise sold for the 26 weeks ended July 26, 1995, was $12,332 million as compared to $11,116 million in the same period of the prior year. Gross margin as a percent of sales was 22.4% and 25.2% in 1995 and 1994, respectively. This decrease, reflects, in part, a mix of both apparel and hardline merchandise more heavily weighted toward promotional items and lower-margined merchandise, which is a result of increased promotional programs initiated in the third quarter of 1994. Margins were also affected by earlier clearance of seasonal merchandise and higher shrinkage. In addition, a new inventory accounting system providing a more precise interim calculation of the gross margin contributed approximately 0.7%, as a percent of sales, of the gross margin decline. The use of this more precise interim information will have no effect on annual results. However, gross profits reported during each of the first three quarters of fiscal 1995 are anticipated to be lower than those that would have been reported using the prior method, with an equivalent positive effect in the fourth quarter. The impact of LIFO included in the cost of merchandise sold reduced pretax earnings by $15 million for the 26 weeks ended July 26, 1995 and $13 million for the comparable period of 1994.

Selling, General and Administrative ("SG&A") Expenses
         SG&A expenses for the 26 weeks ended July 26, 1995, were $3,594 million, or 22.6% of sales, as compared to $3,506 million, or 23.6% of sales, in the same period of the prior year. This decrease, as a percent of sales, is a result of cost reduction initiatives and the leveraging of fixed costs over a larger sales base.

Gain on Pension Curtailment
         The net gain on the pension curtailment of $124 million for the 26 weeks ended July 26, 1995 resulted from the decision to replace the defined benefit pension plan with a profit sharing program. Effective January 31, 1996, the defined benefit pension plan will be frozen and associates will no longer earn additional benefits under this plan. The curtailment gain is attributable to the change in net liabilities resulting from the decision to freeze the defined benefit pension plan. The new profit sharing program requires a minimum yearly contribution of $30 million.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income (Loss)
                                                               26 Weeks Ended
                                                            ------------------------
                                                            JULY 26,         JULY 27,
($ Millions)                                                    1995             1994       % CHANGE
General Merchandise                                       ---------       -----------       ---------
-------------------
  United States                                             $  219            $  335          (34.6)
  International                                                (15)                2            --
                                                            ------            ------
       Total General Merchandise                               204               337          (39.5)
  Builders Square                                               (2)               29            --
                                                            ------            ------
Total Continuing Operating Income                           $  202            $  366          (44.8)
                                                            ======            ======

         Operating income for the 26 weeks ended July 26, 1995, was $202 million, or 1.3% of sales, as compared to $366 million, or 2.5% of sales, in the same period in the prior year. This decrease in operating income resulted primarily from continuing competitive pressures on gross margins and increased shrinkage, coupled with the interim gross profit calculation change resulting from implementation of a new inventory accounting system.

Interest Expense
         Net interest expense for the 26 weeks ended July 26, 1995, was $223 million, or 1.4% of sales, as compared to $240 million, or 1.6% of sales, for the same period in the prior year. Net interest expense on debt was down 9.7% in the 26 weeks ended July 26, 1995, primarily a result of lower average short-term borrowings, due to applying the proceeds from the IPO's of OfficeMax and The Sports Authority and the sale of the Company's equity interest in Coles Myer, and the early retirement of long-term debt, resulting from applying the proceeds from the sale of PayLess, all partially offset by higher market interest rates being paid by the Company on commercial paper borrowings.

Equity in Net Income of Unconsolidated Companies
         Equity in net income of unconsolidated companies for the 26 weeks ended July 26, 1995 was $19 million as compared to $26 million for the same period of the prior year and includes equity income related to The Sports Authority and Meldisco.

Income Tax Provision (Credit)
         Income tax credit for the 26 weeks ended July 26, 1995, was $1 million with an effective tax rate of 34.0% as compared to a provision of $47 million with an effective tax rate of 30.7% in the same period of 1994. The change in the effective tax rate is due to the low level of taxable income in 1995, lower tax credits, and the effect of restatements for discontinued operations.

Discontinued Operations
         The total net loss from discontinued operations for the 26 weeks ended July 26, 1995, was $81 million, which includes $77 million related to the loss on disposal, as compared to net income from discontinued operations of $7 million for the same period of the prior year. Discontinued operations for the 26 weeks ended July 26, 1995 reflected the net effect of the sale of interests in Borders Group and OfficeMax.

Net Income (Loss)
         As the result of the combination of the foregoing factors, primarily the loss from discontinued operations and reduced gross margin, the net loss for the 26 weeks ended July 26, 1995, was $82 million, or (0.5)% of sales, as compared to net income of $112 million, or 0.8% of sales, in the same period in the prior year.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

LIQUIDITY AND FINANCIAL CONDITION

         The Company's primary sources of working capital are cash flows from operations and borrowing through its commercial paper program. The Company had working capital of $4,109, $3,561, $3,413 and $3,793 million at July 26, 1995,
January 25, 1995, July 27, 1994 and January 26, 1994, respectively. Working capital ratios were 1.8 to 1.0, 1.6 to 1.0, 1.5 to 1.0 and 1.7 to 1.0 at the same periods, respectively. The Company's working capital will fluctuate in relation to (i) profitability, (ii) inventory levels during the course of the year due to seasonality and, (iii) the number and timing of new store openings.

         Net cash used for operating activities for the 26 weeks ended July 26, 1995 was $445 million as compared to $214 million in the same period of 1994. The increase in cash used was primarily attributable to decreased earnings and payment of liabilities, partially offset by a decrease in cash used for inventories.

         Merchandise inventories, which are primarily accounted for under the LIFO method of inventory valuation, decreased 11.5% to $7,371 million at July 26, 1995 from $8,328 million at July 27, 1994. Inventories were up 1.8% excluding the discontinued operations of OfficeMax, Borders Group and The Sports Authority. This increase is primarily the result of a better in-stock position at general merchandise stores.

         Net cash provided by investing activities was $630 million for the 26 weeks ended July 26, 1995 which was primarily comprised of proceeds from discontinued operations, partially offset by capital expenditures for new stores and store modernization. Cash provided by investing activities was $35 million for the 26 weeks ended July 27, 1994, primarily comprised of proceeds from the divestiture of PayLess, partially offset by capital expenditures for new stores and store modernization. Both 26 week periods reflect capital expenditures for store modernization projects completed and in progress.

         Net cash used for financing activities amounted to $372 million during the 26 weeks ended July 26, 1995 and was primarily attributable to a net decrease in long-term debt and notes payable of $153 million and dividends paid of $169 million. The $48 million provided by financing activities during the 26 weeks ended July 27, 1994, was primarily attributable to $320 million net increase in long-term debt and notes payable partially offset by dividends paid of $249 million. The decrease in net proceeds from the issuance of long-term debt and notes payable in 1995 as compared to 1994 is primarily attributable to lower borrowings resulting from cash proceeds received from the sale of interests in Borders Group and OfficeMax.

         In April 1995, the quarterly dividend on the Company's common stock was reduced from 24 cents per share to 12 cents per share.

         The Company believes its future working capital needs and planned capital expenditures can be sufficiently funded from continuing operations and external financing as necessary.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following information is furnished with respect to the Annual Meeting of shareholders of Kmart Corporation held during May 1995:

(a) A meeting was held on May 23, 1995 and was an Annual Meeting.

(b) Not applicable.

(c)
    Proposal 1

    At such meeting all of the nominees for election as directors were elected for the term of office set forth below.

    The votes cast with respect to each nominee for election as a director were as follows:

                                                                                                       Votes to
                                                                                                       Withhold
                                       Year When                                                      Authority
                                     Term of Office                    Votes for                     to Vote for
          Nominee                       Expires                       the Nominee                    the Nominee
 -------------------------          ----------------                 -------------                  --------------
 Lilyan H. Affinito                        1998                       383,500,129                     14,918,801
 Richard G. Cline                          1998                       387,477,021                     10,941,909
 Willie D. Davis                           1998                       383,877,648                     14,541,282
 Joseph P. Flannery                        1998                       383,906,753                     14,512,177
 Lawrence Perlman                          1996                       387,751,834                     10,667,096

    A plurality of the votes cast were in favor of all nominees, and they were therefore elected.

    Proposal 2

    The votes cast to ratify the appointment of Price Waterhouse as the Company's independent auditors for fiscal 1995 were as follows:

    For --                   391,145,942  shares
    Against --                 4,473,665  shares
    Abstain --                 2,799,323  shares

    A majority of the votes cast were in favor of Proposal 2 and, therefore, the ratification of the appointment of Price Waterhouse as the Company's independent auditors was approved.

    Proposal 3

    The votes on the Stockholder Proposal concerning cumulative voting, which proposal was opposed by the Board of Directors, were as follows:

    For --                    120,519,656 shares
    Against --                193,616,611 shares
    Abstain --                  9,437,464 shares
    Broker Non-Votes           74,845,199 shares

    A majority of the votes cast were not in favor of Proposal 3 and, therefore, it was not passed.

    Proposal 4

    The votes cast on the Stockholder Proposal concerning the elimination of a classified board, which proposal was opposed by the Board of Directors, were as follows:

              For --                    190,622,274 shares
              Against --                124,283,187 shares
              Abstain --                  8,668,263 shares
              Broker Non-Votes           74,845,206 shares

    A majority of the votes cast were in favor of Proposal 4 and, therefore, it was passed, but is an advisory proposal only.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following exhibits are filed as a part of this report:

  Exhibit 11 - Information on Computation of Per Share Earnings
  Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K: There were three reports on Form 8-K filed by the Registrant during the 13 weeks ended July 26, 1995.

       The first report, dated April 27, 1995, included a press release announcing that the Company approved a cash dividend to be paid on June 12, 1995 on the outstanding shares of common stock to stockholders of record on May 11, 1995, in the amount of 12 cents per share. The Company also announced that 1 cent of the dividends had been allocated to the redemption of outstanding rights which had previously been issued to stockholders pursuant to the Company's Shareholder Rights Plan.

       The second report, dated June 4, 1995, reported an employment agreement entered into by the Company with Floyd Hall, who was named Chairman, President and Chief Executive Officer.

       The third report, dated June 26, 1995, included a press release announcing the proposed underwritten public offering of 14,235,000 shares of OfficeMax stock, in which the Company, a 25 percent shareholder of OfficeMax, would sell its 12,535,684 OfficeMax common shares and would receive the resulting net proceeds.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.





                                   Date:         September 8, 1995
                                                 Kmart Corporation
                                          -------------------------------
                                                   (Registrant)



                                   By:             T. F. Murasky
                                          -------------------------------
                                                   T. F. Murasky
                                                 EXECUTIVE VICE PRESIDENT
                                                  CHIEF FINANCIAL OFFICER
                                                    (Duly Authorized Officer,
                                             Principal Financial and Accounting
                                                          Officer)

                                EXHIBIT INDEX




EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 11      -    Information on Computation of Per Share Earnings
 27      -    Financial Data Schedule (EDGAR filing only)
