Form 10-Q
period 1995-10-25
KMART CORP
filed 1995-12-11
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 1995

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

                              Yes      X       No
                                     -----          -----
As of November 22, 1995, 459,363,016 shares of Common Stock of the Registrant were outstanding.

                                     INDEX

PART I                   FINANCIAL INFORMATION                                  PAGE
------                   ---------------------

Item 1.                  Financial Statements


                         Consolidated  Statements of Operations  --               3
                         13 weeks and 39 weeks ended
                         October 25, 1995 and October 26, 1994

                         Consolidated Balance Sheets --                           4
                         October 25, 1995, October 26, 1994 and
                         January 25, 1995

                         Consolidated Statements of Cash Flows --                 5
                         39 weeks ended October 25, 1995 and
                         October 26, 1994

                         Notes to Consolidated Financial                        6 - 7
                         Statements

 Item 2.                 Management's Discussion and Analysis of                8 - 15
                         Results of Operations and Financial
                         Condition

 PART II                 OTHER INFORMATION
 -------                 -----------------

 Item 6.                 Exhibits and Reports on Form 8-K                        16

                         Signature                                               17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          13 Weeks Ended                 39 Weeks Ended
                                                                  ---------------------------     -----------------------------
                                                                   OCTOBER 25,      OCTOBER 26,     OCTOBER 25,      OCTOBER 26,
                                                                      1995             1994            1995             1994
                                                                  -------------   -------------   -------------    -------------
 Sales                                                             $  7,975        $   7,783        $ 23,858         $ 22,638
 Licensee fees and other income                                          66               62             187              195
                                                                   --------        ---------        --------         --------
                                                                      8,041            7,845          24,045           22,833
                                                                   --------        ---------        --------         --------
 Cost of merchandise sold, including buying and
    occupancy costs                                                   6,286            5,883          18,618           16,999
 Selling, general and administrative expenses                         1,834            1,813           5,428            5,319
 Gain on pension curtailment                                             --               --            (124)              --
 Interest expense:
    Debt -- net                                                          40               73             152              197
    Capital lease obligations and other                                  56               60             167              176
                                                                   --------         --------        --------         --------
                                                                      8,216            7,829          24,241           22,691
                                                                   --------         --------        --------         --------
 Income (loss) from continuing retail operations
    before income taxes and equity income                              (175)              16            (196)             142
 Equity in net income of unconsolidated companies                         7               12              23               32
 Income tax provision (credit)                                          (50)               7             (52)              54
                                                                   --------         --------        --------         --------
 Net income (loss) from continuing retail operations                   (118)              21            (121)             120
 Income (loss) from discontinued operations, net of
    income taxes of $0, $13, ($1), and $25, respectively                  1               18              (1)              31
 Gain (loss) on disposal of discontinued operations,
    net of income taxes of $26 and $89, respectively                     48               --             (29)              --
                                                                   ========         ========         =======          =======
 Net income (loss)                                                 $    (69)        $     39         $  (151)         $   151
                                                                   ========         ========         =======          =======

 Earnings (loss) per common and common equivalent share:
    Continuing retail operations                                   $  (.26)         $   .04          $  (.28)         $   .25
    Discontinued operations                                             --              .04               --              .07
    Disposal of discontinued operations                                .11               --             (.06)              --
                                                                   -------          -------          -------          -------
                                                                   $  (.15)         $   .08          $  (.34)         $   .32
                                                                   =======          =======          =======          =======

 Dividends declared per common share                               $   .12          $   .24          $   .36          $   .72
                                                                   =======          =======          =======          =======
 Weighted average shares (millions)                                  460.1            456.8            459.3            456.2
                                                                   =======          =======          =======          =======




          See accompanying Notes to Consolidated Financial Statements.
 The consolidated statements of operations for prior periods have been restated
                         for discontinued operations.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                             OCTOBER 25,    OCTOBER 26,    JANUARY 25,
                                                                                1995           1994           1995
                                                                              -------        -------        -------
 ASSETS
 Current Assets:
    Cash (includes temporary investments of $178, $121 and $93,
        respectively)                                                         $   470        $   375        $   480
    Merchandise inventories                                                     8,409          9,549          7,382
    Accounts receivable and other current assets                                1,695          1,961          1,325
                                                                              -------        -------        -------
 Total current assets                                                          10,574         11,885          9,187
 Investments in Affiliated Retail Companies                                        80            649            368
 Property and Equipment -- net                                                  5,900          6,399          6,280
 Other Assets and Deferred Charges                                                508            654            910
 Goodwill -- net of accumulated amortization of $9, $73 and $45,
    respectively                                                                   25            698            284
                                                                              -------        -------        -------
                                                                              $17,087        $20,285        $17,029
                                                                              =======        =======        =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
    Long-term debt due within one year                                        $     9        $   249        $   236
    Notes payable                                                               1,944          3,300            638
    Accounts payable -- trade                                                   3,206          3,512          2,910
    Accrued payrolls and other liabilities                                      1,046          1,289          1,313
    Taxes other than income taxes                                                 304            418            272
    Income taxes                                                                  --              75            257
                                                                              -------        -------        -------
 Total current liabilities                                                      6,509          8,843          5,626

 Capital Lease Obligations                                                      1,704          1,865          1,777
 Long-Term Debt                                                                 1,954          2,022          2,011
 Other Long-Term Liabilities (includes store restructuring obligations)         1,202          1,596          1,583

 Shareholders' Equity:
    Preferred stock, 10,000,000 shares authorized;
       Series C, 790,287 shares authorized; shares issued 654,815,
          784,938 and 658,315, respectively                                       131            157            132
    Common stock, 1,500,000,000 shares authorized; shares issued
         465,249,073, 462,782,539 and 464,549,561, respectively                   465            463            465
    Capital in excess of par value                                              1,514          1,484          1,505
    Performance restricted stock deferred compensation                             (6)            (2)            --
    Retained earnings                                                           3,752          4,035          4,074
    Treasury shares                                                               (86)           (88)           (86)
    Foreign currency translation adjustment                                       (52)           (90)           (58)
                                                                              -------        -------        -------
 Total shareholders' equity                                                     5,718          5,959          6,032
                                                                              -------        -------        -------
                                                                              $17,087        $20,285        $17,029
                                                                              =======        =======        =======





          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                                      39 WEEKS ENDED
                                                                                              ------------------------------
                                                                                              OCTOBER 25,       OCTOBER 26,
                                                                                                 1995              1994
                                                                                              -----------        -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss) from continuing retail operations                                   $       (121)      $        120
       Adjustments to reconcile net income (loss) to net cash from operating activities:
            Depreciation and amortization                                                             512                587
            Deferred income taxes                                                                      97                143
            Undistributed equity income                                                                29                 33
            Decrease in other long-term liabilities                                                  (180)              (171)
            Changes in certain assets and liabilities                                              (1,620)            (1,726)
                                                                                              -----------        -----------
       Net cash used for continuing retail operations                                              (1,283)            (1,014)
       Net cash used for discontinued operations                                                      (32)              (276)
                                                                                              -----------        -----------
       NET CASH USED FOR OPERATING ACTIVITIES                                                      (1,315)            (1,290)
                                                                                              -----------        -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures -- owned property                                                        (425)              (929)
       Proceeds from sale and divestiture -- net                                                       22                590
       Proceeds from sale of assets                                                                    46                  6
       Proceeds from discontinued operations                                                        1,045                --
       Other -- net                                                                                   (4)                (83)
                                                                                              -----------        -----------
       NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                           684               (416)
                                                                                              -----------        -----------
  CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt and notes payable                                   1,258              2,433
       Reduction in long-term debt and notes payable                                                 (335)              (398)
       Reduction in capital lease obligations                                                         (88)               (88)
       Dividends paid                                                                                (226)              (369)
       Other -- net                                                                                    12                 54
                                                                                              -----------        -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      621              1,632
                                                                                              -----------        -----------
  NET DECREASE IN CASH AND EQUIVALENTS                                                                (10)               (74)
  CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                           480                449
                                                                                              -----------        -----------
  CASH AND EQUIVALENTS AT END OF PERIOD                                                       $       470        $       375
                                                                                              ===========        ===========





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

        Certain reclassifications of prior year balance sheet accounts have been made to conform to current year presentation. In addition, certain prior year amounts have been restated for the effect of divested and discontinued operations and to conform to current year presentation (see note 3).

2.)     SUBSEQUENT EVENTS

        In November 1995, the Company completed the sale and recovered the cost of its investment in certain Senior Notes due from Thrifty PayLess Holdings, Inc. for $102. These Senior Notes were issued as part of the Company's sale of PayLess Drugs Stores Northwest, Inc. to Thrifty Payless Holdings in April 1994. The Company continues to hold a
        46% investment in Thrifty PayLess Holdings.

        In November 1995, the Company completed the sale of the assets of its automotive service centers at an estimated net book value of approximately $100, receiving $50 in cash and the balance in a five year interest-bearing note. The purchase price is subject to adjustment based upon a physical inventory of the assets sold.
        Under the terms of the agreement, the centers will continue to operate at Company locations in exchange for various rents and fees for services provided by the Company.

3.)     DISCONTINUED OPERATIONS

        In October 1995, The Sports Authority, Inc. completed the public offering of the remaining equity interest of approximately 25% owned by the Company. The Company received approximately $151 in aggregate net proceeds from the offering.

        In July 1995, OfficeMax, Inc. completed the public offering of the remaining equity interest of approximately 30% owned by the Company. The Company received approximately $360 in aggregate net proceeds from the offering.

        In May 1995, the initial public offering of common shares of Borders Group, Inc. commenced. The Company sold 87% of its equity interest in Borders Group, resulting in net proceeds of $493 which were received by the Company in June 1995. In addition, in July 1995, Borders Group agreed to purchase all of the Company's remaining 13% interest in Borders Group resulting in net proceeds of $73 which were received by the Company in August 1995.

        The funds from the above transactions were used to pay down debt. As the Company no longer owns any interest in the above entities, they are accounted for as discontinued operations in the accompanying financial statements. The Company's interest in the results of these operations was an after-tax loss of $1 during the 39 weeks ended October 25, 1995. The Company also incurred an after-tax loss of $29 on the disposition of these businesses for the same period.

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

5.)     INVENTORIES AND COST OF MERCHANDISE SOLD

        The Company implemented a new inventory accounting system in 1995 which provides more precise, detailed departmental information by store.
        This system results in a more accurate valuation of inventories and the recording of gross profit margins during interim periods in a manner consistent with that used to value inventory at year end. The use of this more precise interim information will have no effect on annual results. However, gross profits reported during each of the first three quarters of fiscal 1995 were lower than those that would have been reported using the prior method, with an anticipated equivalent positive effect in the fourth quarter. The new inventory accounting system contributed to approximately 0.5% and 0.8%, as a percent of sales, of the gross margin decline during the 13 and 39 weeks ended October 25, 1995, respectively.

        A substantial portion of the Company's inventories is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates were used for LIFO in the interim consolidated financial statements. Inventories valued on LIFO at October 25, 1995, October 26, 1994 and January 25, 1995, respectively, were $812, $861 and $804 lower than the amounts that would have been reported under the first-in, first-out (FIFO) method.

ITEM 2
                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


FOR THE 13 WEEKS ENDED OCTOBER 25, 1995

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the 13 weeks ended October 25, 1995 is summarized as follows:

                                                     THIRD QUARTER
                                                        ACTIVITY
                                       JULY 26,      ---------------            OCTOBER 25,       OCTOBER 26,
 General Merchandise                    1995         OPENED   CLOSED               1995              1994
                                       -------       ------   ------            ----------        ----------
 Kmart:
  United States                        2,232           15      (82)               2,165             2,343
  Canada                                 125            2       --                  127               127
  Czech Republic and Slovakia             13           --       --                   13                13
  Mexico                                   4           --       --                    4                 2
  Singapore                                2            1       --                    3                 2
  Other                                    2           --       --                    2                21
                                       -----         ----     ----                -----             -----
   Total General Merchandise           2,378           18      (82)               2,314             2,508

  Builders Square                        172            3       (7)                 168               184
                                       -----         ----     ----                -----             -----

  Total Stores                         2,550           21      (89)               2,482             2,692
                                       =====         ====     ====                =====             =====

         In addition to the store activity noted above, during the 13 weeks ended October 25, 1995, U.S. Kmart completed 4 expansions and 2 refurbishments as compared to 18 expansions and 3 refurbishments during the 1994 period.

         The total dollar activity associated with stores closed/relocated, expanded or refurbished to date was substantially consistent with that contained in the 1993 restructuring plan. During the current year, the Company has slowed down the number of expansions and refurbishments as compared to those contained in the 1993 restructuring plan due to market and other condition changes. The Company will continue to refine the plan and make necessary adjustments.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Sales
                                                  13 WEEKS ENDED
                                             -------------------------                   % CHANGE
                                             OCTOBER 25,   OCTOBER 26,          -------------------------------
($ Millions)                                    1995          1994              ALL STORES    COMPARABLE STORES
                                             -----------   -----------          ----------    -----------------
 General Merchandise
   United States                               $7,012         $6,733                 4.1               4.1
   International                                  305            288                 5.9               3.7 (a)
                                               ------         ------
      Total General Merchandise                 7,317          7,021                 4.2               4.1

    Builders Square                               658            762               (13.7)            (11.1)
                                               ------         ------
 Consolidated Sales                            $7,975         $7,783                 2.5               2.6
                                               ======         ======

(a) International comparable store sales change is calculated on sales in the applicable local currency.

         Sales for the 13 weeks ended October 25, 1995 were $7,975 million, a 2.5% increase over sales of $7,783 million in the same period of the prior year. Comparable store sales increased 2.6% over the same period of the prior year. Management believes this increase resulted from continued promotional activity, better in-stock positions and a larger average transaction size. Sales in the U.S. Kmart division were up 4.1% on a comparable store basis. Builders Square comparable store sales declined 11.1% during the quarter as compared to a 6.5% decline experienced in the first half of the year. This decrease reflects ongoing increased competition in its major markets and generally weak sales in its industry segment.

Cost of Merchandise Sold, Including Buying and Occupancy Costs
         Cost of merchandise sold for the 13 weeks ended October 25, 1995 was $6,286 million as compared to $5,883 million in the same period of the prior year. Gross margin as a percent of sales was 21.2% and 24.4% in 1995 and 1994, respectively. Margins were significantly affected by the aggressive clearance of discontinued merchandise. The decrease also reflects a mix of both apparel and hardline merchandise more heavily weighted toward promotional items and lower-margined merchandise, resulting from increased promotional programs. Additionally, margins were negatively affected by higher shrinkage and a new inventory accounting system which provides a more precise interim calculation of gross margin that contributed approximately 0.5%, as a percent of sales, of the gross margin decline. Management believes that the use of this more precise interim information will have no effect on annual results. The impact of LIFO included in the cost of merchandise sold increased pretax earnings by $7 million for the 13 weeks ended October 25, 1995 and $13 million for the comparable period of 1994.

Selling, General and Administrative ("SG&A") Expenses
         SG&A expenses for the 13 weeks ended October 25, 1995 were $1,834 million, or 23.0% of sales, as compared to $1,813 million, or 23.3% of sales, in the same period of the prior year. This decrease as a percent of sales, is a result of cost reduction initiatives and the leveraging of fixed costs over a larger sales base, partially offset by the typically higher expense rates associated with operations of newer stores.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income (Loss)
                                                          13 WEEKS ENDED
                                                   -----------------------------
                                                   OCTOBER 25,       OCTOBER 26,
 ($ Millions)                                         1995              1994
                                                   -----------       -----------
 General Merchandise
   United States                                     $  (81)           $  141
   International                                          5                 7
                                                     ------            ------
        Total General Merchandise                       (76)              148

    Builders Square                                      (3)                1
                                                     ------            ------
 Consolidated Operating Income (Loss)                $  (79)           $  149
                                                     ======            ======

         Operating loss for the 13 weeks ended October 25, 1995 was $79 million, or 1.0% of sales, as compared to operating income of $149 million, or 1.9% of sales, in the same period of the prior year. This decrease in operating income was primarily attributable to reduced gross margins as a result of aggressive clearance of discontinued inventory, continued heavy promotional activity, increased shrinkage and the interim gross margin calculation change resulting from the implementation of a new inventory accounting system. Results were also affected by weak performances at Builders Square and the Company's Canadian operation.

Interest Expense
         Net interest expense for the 13 weeks ended October 25, 1995 was $96 million, or 1.2% of sales, as compared to $133 million, or 1.7% of sales, for the same period of the prior year. This decrease was attributable to $17 million of interest income from a favorable litigation settlement, early retirement of long-term debt and lower average short-term borrowings. The last two factors resulted from applying the proceeds received from the disposal of discontinued operations.

Equity in Net Income of Unconsolidated Companies
         Equity in net income of unconsolidated companies for the 13 weeks ended October 25, 1995 was $7 million as compared to $12 million for the same period of the prior year and consists of equity income related to the Company's investment in Meldisco, its footwear licensee.

Income Tax Provision (Credit)
         Income tax credit for the 13 weeks ended October 25, 1995 was $50 million with an effective tax rate of 29.9% as compared to a provision of $7 million with an effective tax rate of 26.9% in the same period in the prior year. Effective tax rates in each year were favorably impacted by tax credits and equity income relative to low income levels.

Discontinued Operations
         The net gain and results of discontinued operations for the 13 weeks ended October 25, 1995 was $49 million and includes $48 million related to a gain on disposal as compared to net income from discontinued operations of $18 million for the same period of the prior year. The gain on disposal for the 13 weeks ended October 25, 1995 reflected the sale of the Company's remaining interest in The Sports Authority, while the decrease in income from discontinued operations is attributable to the various dispositions of the Company's interests in discontinued operations since late 1994.

Net Income (Loss)
         As the result of the combination of the foregoing factors, primarily reduced gross margins, partially offset by the gain from disposal of discontinued operations, the net loss for the 13 weeks ended October 25, 1995 was $69 million, or 0.9% of sales, as compared to net income of $39 million, or 0.5% of sales, in the same period of the prior year.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION -- CONTINUED


FOR THE 39 WEEKS ENDED OCTOBER 25, 1995

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the 39 weeks ended October 25, 1995 is summarized as follows:

                                                               YEAR TO DATE
                                                                 ACTIVITY
                                         JANUARY 25,          ---------------          OCTOBER 25,      OCTOBER 26,
General Merchandise                         1995              OPENED   CLOSED             1995             1994
                                         -----------          ------   ------          -----------      -----------
    Kmart:
    United States                         2,316               48        (199)          2,165            2,343
    Canada                                  128                2          (3)            127              127
    Czech Republic and Slovakia              13               --          --              13               13
    Mexico                                    2                2          --               4                2
    Singapore                                 2                1          --               3                2
    Other                                    20               --         (18)              2               21
                                          -----            -----        -----          -----            -----
      Total General Merchandise           2,481               53        (220)          2,314            2,508

    Builders Square                         166               12         (10)            168              184
                                          -----            -----        -----          -----            -----
    Total Stores                          2,647               65        (230)          2,482            2,692
                                          =====            =====        =====          =====            =====

         In addition to the store activity noted above, during the 39 weeks ended October 25, 1995, U.S. Kmart completed 9 expansions and 5 refurbishments as compared to 29 expansions and 6 refurbishments during the 1994 period.

         The total dollar activity associated with stores closed/relocated, expanded or refurbished to date was substantially consistent with that contained in the 1993 restructuring plan. During the current year, the Company has slowed down the number of expansions and refurbishments as compared to those contained in the 1993 restructuring plan due to market and other condition changes. The Company will continue to refine the plan and make necessary adjustments.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED



Sales
                                            39 WEEKS ENDED
                                       ------------------------                % CHANGE
                                       OCTOBER 25,  OCTOBER 26,     -------------------------------
($ Millions)                              1995         1994         All STORES    COMPARABLE STORES
                                       -----------  -----------     ----------    -----------------

 General Merchandise
   United States                        $20,962     $19,593             7.0            5.4
   International                            850         773            10.1            3.8  (a)
                                        -------     -------
      Total General Merchandise          21,812      20,366             7.1            5.3

   Builders Square                        2,046       2,272           (10.0)          (7.8)
                                        -------     -------
 Consolidated Sales                     $23,858     $22,638             5.4            4.1
                                        =======     =======

(a) International comparable store sales change is calculated on sales in the applicable local currency.

         Sales for the 39 weeks ended October 25, 1995 were $23,858 million, a 5.4% increase over sales of $22,638 million in the same period of the prior year. Comparable store sales increased 4.1% over the same period of the prior year. Management believes this increase resulted from continued promotional activity, better in-stock positions and a larger average transaction size. Sales in the U.S. Kmart division were up 5.4% on a comparable store basis, while Builders Square comparable store sales have declined 7.8%. This decrease reflects ongoing increased competition in its major markets and generally weak sales in its industry segment.

Cost of Merchandise Sold, Including Buying and Occupancy Costs
         Cost of merchandise sold for the 39 weeks ended October 25, 1995 was $18,618 million as compared to $16,999 million in the same period of the prior year. Gross margin as a percent of sales was 22.0% and 24.9% in 1995 and 1994, respectively. Margins have been significantly impacted by the aggressive clearance of discontinued merchandise. The decrease also reflects a mix of both apparel and hardline merchandise more heavily weighted toward promotional items and lower-margined merchandise, resulting from increased promotional programs. Additionally, margins were negatively affected by higher shrinkage and a new inventory accounting system which provides a more precise interim calculation of gross margin that contributed approximately 0.8%, as a percent of sales, of the gross margin decline. Management believes that the use of this more precise interim information will have no effect on annual results. The impact of LIFO included in the cost of merchandise sold reduced pretax earnings by $8 million for the 39 weeks ended October 25, 1995, in contrast to no LIFO charge for the comparable period of 1994.

Selling, General and Administrative ("SG&A") Expenses
         SG&A expenses for the 39 weeks ended October 25, 1995 were $5,428 million, or 22.8% of sales, as compared to $5,319 million, or 23.5% of sales, in the same period of the prior year. This decrease, as a percent of sales, is a result of cost reduction initiatives and the leveraging of fixed costs over a larger sales base, partially offset by the typically higher expense rates associated with operations of newer stores.

Gain on Pension Curtailment
         The net gain on the pension curtailment of $124 million for the 39 weeks ended October 25, 1995 resulted from the decision to replace the defined benefit pension plan with a profit sharing program. Effective January 31, 1996, the defined benefit pension plan will be frozen and associates will no longer earn additional benefits under this plan. The curtailment gain is attributable to the change in net liabilities resulting from the decision to freeze the defined benefit pension plan. The new profit sharing program requires a minimum yearly contribution of $30 million.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income
                                                        39 WEEKS ENDED
                                                 ---------------------------
                                                 OCTOBER 25,     OCTOBER 26,
 ($ Millions)                                       1995            1994
                                                 -----------     -----------
 General Merchandise
   United States                                   $  138         $  476
   International                                      (10)             9
                                                   ------         ------
       Total General Merchandise                      128            485

   Builders Square                                     (5)            30
                                                   ------         ------

 Total Continuing Operating Income                 $  123         $  515
                                                   ======         ======

         Operating income for the 39 weeks ended October 25, 1995 was $123 million, or 0.5% of sales, as compared to $515 million, or 2.3% of sales, in the same period of the prior year. The decrease in operating income was primarily attributable to reduced gross margins as a result of aggressive clearance of discontinued inventory, continued heavy promotional activity, increased shrinkage and the interim gross margin calculation change resulting from the implementation of a new inventory accounting system. Results were also affected by weak performances at Builders Square and the Company's Canadian and Mexican operations.

Interest Expense
         Net interest expense for the 39 weeks ended October 25, 1995 was $319 million, or 1.3% of sales, as compared to $373 million, or 1.6% of sales, for the same period of the prior year. Net interest expense on debt was down 22.8% in the 39 weeks ended October 25, 1995, primarily a result of $17 million in interest income from a favorable litigation settlement, early retirement of long-term debt and lower average short-term borrowings. The last two factors resulted from applying the proceeds from the disposal of discontinued operations.

Equity in Net Income of Unconsolidated Companies
         Equity in net income of unconsolidated companies for the 39 weeks ended October 25, 1995 was $23 million as compared to $32 million for the same period of the prior year and consists of equity income related to the Company's investment in Meldisco, its footwear licensee.

Income Tax Provision (Credit)
         Income tax credit for the 39 weeks ended October 25, 1995 was $52 million with an effective tax rate of 30.0% as compared to a provision of $54 million with an effective tax rate of 31.2% in the same period of 1994. Effective tax rates in each year were favorably impacted by tax credits and equity income relative to low income levels.

Discontinued Operations
         The net loss and results of discontinued operations for the 39 weeks ended October 25, 1995 was $30 million and includes $29 million related to the net loss on disposals, as compared to net income from discontinued operations of $31 million for the same period of the prior year. The net loss on disposal for the 39 weeks ended October 25, 1995 reflected the net effect of the sale of equity interests in Borders Group, OfficeMax and The Sports Authority, while the decrease in income from discontinued operations is attributable to the various dispositions of the Company's interest in discontinued operations since late 1994.

Net Income (Loss)
         As the result of the combination of the foregoing factors, primarily reduced gross margins and the loss from the disposal of discontinued operations, partially offset by the gain on pension curtailment, the net loss for the 39 weeks ended October 25, 1995 was $151 million, or 0.6% of sales, as compared to net income of $151 million, or 0.7% of sales, in the same period of the prior year.

                              KMART CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                       FINANCIAL CONDITION -- CONTINUED


LIQUIDITY AND FINANCIAL CONDITION

        Historically, the Company's primary sources of working capital have been cash flows from operations and borrowing through its commercial paper program. The Company had working capital of $4,065, $3,561, $3,042 and $3,793 million at October 25, 1995, January 25, 1995, October 26, 1994 and January 26, 1994, respectively. Working capital ratios were 1.6:1, 1.6:1, 1.3:1 and 1.7:1, respectively, at the same periods. The Company's working capital fluctuates in relation to (i) profitability, (ii) inventory levels during the course of the year due to seasonality and (iii) the number and timing of new store openings.

        As of December 8, 1995, the Company had $2,965 million of available credit lines, including $2,665 million under a revolving credit facility with various banks through October 6, 1997 (including $700 million which would expire October 1996 if not extended by the Company), and $300 million under a seasonal line of credit through December 29, 1995. Since the end of October 1995, the Company has experienced a general tightening of credit conditions, including the elimination of commercial paper and certain uncommitted letter of credit facilities. As a result, the Company has used these revolving credit lines as its primary source of short-term liquidity and intends to use these lines to fund the Company's continuing letter of credit requirements. In addition, the Company may need to restructure certain surety agreements which could impose additional cash requirements. As of December 8, 1995, $2,429 million was drawn and outstanding under these credit lines, including $140 million to fund the working capital needs of the Company's Canadian subsidiary.

        The Company's existing credit availability has been more than sufficient to meet the Company's liquidity needs through the peak holiday borrowing season. Generally, the Company is current with its trade vendors and continues to receive and honor usual and customary trade terms. Based on current forecasts which are subject to adjustment, the Company expects to be in a position to substantially pay down its credit facilities after the holiday season. However, the Company intends to evaluate the appropriate amounts to be repaid under such facilities or to be retained by the Company to increase its liquidity. On December 1, 1995, the Company repaid $100 million of such facilities.

        On October 20, 1995, Moody's lowered the Company's debt rating to Baa2 from Baa1 and placed the Company on creditwatch with negative implications; and on November 7, 1995, Standard & Poor's indicated that the Company would be kept on creditwatch with a further decision on the Company's rating to be made sometime after the holiday season. Should the Company be further downgraded by either Standard & Poor's or Moody's to non-investment grade status (i.e., a downgrade of two additional notches by either agency), certain of the Company's real estate related debt, either by their terms or at the option of the holders, could be required to be repaid in the aggregate principal amount of $681 million ($37 million of this debt could require early payment if the Company's credit rating is downgraded a single notch). Approximately $95 million principal amount of such debt relates to real estate of certain of the Company's former subsidiaries. Of this amount, such former subsidiaries are primarily responsible for any required early payment of $69 million, and have an obligation to reimburse the Company as to $26 million. While the Company has been informed that certain of such former subsidiaries may question their obligation to reimburse the Company as to a portion of the $26 million, the Company, on advice of counsel, believes such obligations exist. If the Company is required to repay $100 million or more of this debt and the Company could not obtain a waiver or otherwise resolve the matter, it would constitute an event of default under the Company's revolving credit facilities.

        Although no event has occurred with respect to the real estate related debt referred to above which would require early payment, the Company is currently in discussions with the holders of the debt to modify the provisions which contemplate a possible early payment in the event of a credit rating downgrade in exchange for modifications of the existing terms. These modifications may include increases in rates and/or fees, the enhancement of the collateral securing such debt, the shortening of the payment schedule of such debt or other provisions. There can be no assurance as to the Company's ability to modify the terms of its existing debt or as to future actions of the credit rating agencies.

                              KMART CORPORTATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                       FINANCIAL CONDITION -- CONTINUED

        In the first quarter of 1996, the Company expects to explore the renegotiation of its bank credit facilities to enhance its credit, liquidity and financial flexibility and to enable the Company under its current forecast to meet its committed and other capital needs and scheduled debt repayments throughout 1996 and later years. In that connection, the Company also intends to explore other alternatives, including the possible divestiture of additional non-core assets, sale-leaseback of certain real estate and the sale of debt or equity securities. In this regard, on December 11, 1995, the Company filed with the Securities and Exchange Commission a "shelf" registration statement which, when effective, would permit the Company to offer for sale securities with an aggregate price of up to $1,200 million. There can be no assurance, however, as to the Company's ability to effect such modifications in its capital structure or as to the terms of any such modifications.

        Although the Company's liquidity is presently sufficient to meet its current and, subject to effecting the modifications of the preceding paragraph, its anticipated needs, should the Company's credit rating be further downgraded by Standard & Poor's or Moody's (without the Company having obtained appropriate modifications to the agreements governing the real estate related debt referred to above) or should providers of goods and services to the Company tighten credit terms, the Company may need to consider alternative sources of funds, a reduction in capital expenditures or a more significant restructuring of its capital structure.

        Net cash used for operating activities for the 39 weeks ended October 25, 1995 was $1,315 million as compared to $1,290 million in the same period of 1994. Merchandise inventories, which are primarily accounted for under the LIFO method of inventory valuation, decreased 11.9% to $8,409 million at October 25, 1995 from $9,549 million at October 26, 1994. On a FIFO basis, inventories were up 0.8% excluding the discontinued operations of Borders Group, OfficeMax and The Sports Authority.

        Net cash provided by investing activities was $684 million for the 39 weeks ended October 25, 1995 and was primarily comprised of proceeds from the disposal of discontinued operations, partially offset by capital expenditures for new stores and store modernization. Net cash used for investing activities was $416 million for the 39 weeks ended October 26, 1994 and was primarily comprised of capital expenditures for new stores and store modernization, partially offset by proceeds from the divestiture of PayLess. Both 39-week periods reflect capital expenditures for store modernization projects completed and in progress.

        Net cash provided by financing activities amounted to $621 million during the 39 weeks ended October 25, 1995 and was primarily attributable to a net increase in long-term debt and notes payable of $923 million. The $1,632 million provided by financing activities during the 39 weeks ended October 26, 1994, was primarily attributable to a net increase in long-term debt and notes payable of $2,035 million. The decrease in cash provided by the issuance of long-term debt and notes payable in 1995 as compared to 1994 was primarily attributable to lower borrowings resulting from cash proceeds received from the sale of interests in Borders Group, OfficeMax and The Sports Authority. The increases in notes payable in both 39-week periods were due to the seasonal build-up of merchandise inventories.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      The following exhibits are filed as a part of this report:

         Exhibit 11 - Information on Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K: There were no reports on Form 8-K filed by the Registrant during the 13 weeks ended October 25, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.





                                     Date:             December 11, 1995
                                                       Kmart Corporation
                                          --------------------------------------
                                                         (Registrant)



                                     By:               M.P. Rich
                                          --------------------------------------
                                                       M.P. Rich
                                                EXECUTIVE VICE PRESIDENT,
                                                   STRATEGIC PLANNING,
                                               FINANCE AND ADMINISTRATION
                                               (Duly Authorized Officer,
                                     Principal Financial and Accounting Officer)

                                EXHIBIT INDEX




EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

 11        --        Information on Computation of Per Share Earnings
 27        --        Financial Data Schedule