Form 10-K405
period 1996-01-31
KMART CORP
filed 1996-04-04
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


X  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
__ OF 1934
For the fiscal year ended January 31, 1996
                          ----------------

or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission File No. 1-327
                    -----

                               KMART CORPORATION
                               -----------------
            (Exact name of registrant as specified in its charter)

                 Michigan                                 38-0729500
- --------------------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

   00 West Big Beaver Road - Troy, Michigan                  48084
- --------------------------------------------------------------------------------
    (Address of principal executive offices)               (zip code)

Registrant's telephone number, including area code       (810) 643-1000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock including common stock, held by non-affiliates of the registrant on March 28, 1996 was $4,574,925,251. The market value of the common stock is based on the closing price on the New York Stock Exchange on such date.

As of March 28, 1996, 482,151,580 shares of Common Stock of the Registrant, held by 98,252 shareholders, were outstanding.

Portions of the Registrant's 1995 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Preliminary Proxy Statement dated April 1, 1996 in connection with the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I
Item 1.  Business

    History

    Kmart Corporation ("Kmart" or the "Registrant"), one of the world's largest mass merchandise retailers, was incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by its founder, S. S. Kresge, who opened his first store in 1899. After operating Kresge department stores for over 45 years, the Kmart store program commenced with the opening of the first Kmart store in March 1962.

    U.S. General Merchandise Operations

    The dominant portion of the Registrant's operations is in a single industry: general merchandise retailing through the operation of a chain of 2,161 Kmart discount stores with locations in each of the 50 United States, Puerto Rico, the U.S. Virgin Islands and Guam, including 87 Super Kmart Centers, all in the United States, at January 31, 1996. Kmart's general merchandise retail operations are located in 248 of the 250 Metropolitan Statistical Areas (MSAs) in the United States, as well as in 72 of the country's 73 Primary Metropolitan Statistical Areas (PMSAs). In addition, Kmart stores occupy each of the three MSAs and three PMSAs in Puerto Rico. Kmart stores are generally one-floor, free-standing units. Kmart general merchandise stores range from 40,000 to 120,000 square feet with the majority of stores which have been modernized in the range of 85,000 to 120,000 square feet. Super Kmart Centers range from 135,000 to 190,000 square feet and feature a full line of general merchandise and groceries as well as a variety of ancillary services including video rentals, dry cleaning, hair care, optical and floral shops. Full-size stores operate in the most densely populated urban areas and are geographically located to increase customer awareness and maximize customer convenience and accessibility.

    International General Merchandise Operations

    Kmart Canada Limited - At January 31, 1996, Kmart Canada operated 127 Kmart stores located in all ten provinces. The Kmart stores in Canada range in size from 45,000 to 97,000 square feet and offer a wide variety of general merchandise at discount prices.

    Czech and Slovak Republics - In 1992, Kmart acquired over 93% of a Czech Republic company which operated one of the largest department stores in Prague, as well as two companies which operated 12 department stores located in the Czech and Slovak Republics. In March 1996, Kmart entered into an agreement with Tesco PLC for the purchase of all of Kmart's business in the Czech and Slovak Republics. Under the terms of the agreement, Tesco PLC will purchase the companies which operate the six stores in the Czech Republic and the seven stores in the Slovak Republic for approximately $118 million, which approximates net book value. The transaction may be subject to certain regulatory approvals and is expected to be concluded by the end of the second quarter of 1996.

    Mexico - In 1993, Kmart entered into a joint venture with El Puerto de Liverpool, S.A. de C.V. to build and operate grocery and general merchandise stores in Mexico that are patterned after the Super Kmart Centers in the United
States.   At January 31, 1996, the joint venture company operated four stores in
Mexico.

    Singapore - In 1993, Kmart entered into a joint venture with Metro (Private) Limited to open and operate Kmart stores in Singapore. At January 31, 1996, the joint venture company operated three stores in Singapore.

    Current Specialty Retail Operations

    At January 28, 1996, Builders Square, Inc. ("Builders Square") operated 167 home improvement stores in 24 states and Puerto Rico, of which 57 were Builders Square I stores and 110 were Builders Square II stores which have an easier-to-shop layout that utilizes a "store-within-a-store" format with substantially increased customer service levels over existing Builders Square I stores. Builders Square's large format superstores emphasize customer service and provide an extensive selection of quality products and services to repair, remodel, redecorate and maintain both home and garden.

    Information regarding the Registrant's business description and analysis of consolidated operations appearing in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 through 20 of the Registrant's 1995 Annual Report to Shareholders, is incorporated herein by reference.

    Information regarding the Registrant's discontinued operations and dispositions appearing in Note 3 of the "Notes to Consolidated Financial Statements" on pages 29 through 30 of the Registrant's 1995 Annual Report to Shareholders, is incorporated herein by reference.

    Information regarding the Registrant's business group information, appearing in Note 19 of the "Notes to Consolidated Financial Statements" on pages 41 through 42 of the Registrant's 1995 Annual Report to Shareholders, is incorporated herein by reference.

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

    Credit Sales

    In March 1996, the Registrant launched a brand new private label Kmart Credit Card through Beneficial National Bank USA ("BNB USA"), a unit of Beneficial Corporation, in 160 traditional Kmart stores and six Super Kmart Centers located in 11 test markets throughout the United States. Upon successful completion of a 90-day test, Kmart and BNB USA will finalize plans to roll-out the Kmart Credit Card to all Kmart and Super Kmart locations in the United States in August 1996. Builders Square has its own private label credit card. In addition, substantially all the Registrant's stores accept major bank credit cards as payment for merchandise.

    Employees

    The Registrant employed approximately 307,000 persons as of January 31, 1996.

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

Item 2.  Properties

    At January 31, 1996, the Registrant, its subsidiaries and the joint ventures to which it is a party, operated a total of 2,310 general merchandise stores:
2,163 in the United States, Puerto Rico, the U.S. Virgin Islands and Guam, 127 in Canada, 13 in the Czech and Slovak Republics, four in Mexico and three in Singapore, as well as 167 home improvement stores in the United States and Puerto Rico. With the exception of 115 store facilities which are either partially or wholly owned, the Registrant leases its store facilities.

    The Registrant owns its International Headquarters and one administrative building in Troy, Michigan and leases administrative buildings in Royal Oak, Michigan and North Bergen, New Jersey. The Registrant relocated its North Bergen administrative operations to Troy during fiscal 1995. The Registrant leases 19 United States distribution and port centers for initial terms of 10 to 30 years with options to renew for additional terms. In addition, the Registrant owns or leases 777 parcels not currently used for store operations, the majority of which are rented to others.

    Kmart Canada Limited owns its administrative facility in Brampton, Ontario, Canada and leases 125 of its 127 store locations. Kmart Canada Limited also leases two of its three distribution centers.

    Two subsidiaries of the Registrant own 13 department stores and various other properties in the Czech and Slovak Republics.

    Kmart Mexico S.A. de C.V. leases its administrative facility in Mexico City, Mexico and owns all four of its store locations, of which two were opened in March 1995. Kmart Mexico S.A. de C.V. also leases its distribution center located in Laredo, Texas.

    Kmart Metro (Private) Limited leases its administrative facility in Singapore and leases all three of its store locations. Kmart Metro (Private) Limited also leases its distribution center.

    Builders Square owns its administrative facility in San Antonio, Texas and leases 159 of its 167 store locations.

    The Registrant intends to sell and lease-back or mortgage the majority of its owned but unfinanced retail properties.

    A description of the Registrant's leasing arrangements, appearing in Note
11 of the "Notes to Consolidated Financial Statements" on pages 35 through 36 of the Registrant's 1995 Annual Report to Shareholders, is incorporated herein by reference.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

    Not applicable.

Executive Officers of the Registrant

    The name, position, age and a description of the business experience for each of the executive officers of the Registrant is listed below as of March 28, 1996. There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past five years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified. The business experience for each of the executive officers described below include the principal positions held by them since 1991. None of the corporations or organizations listed below are a parent, subsidiary, or other affiliate of the Registrant.

    Floyd Hall - Chairman of the Board, President and Chief Executive Officer,
57.

Mr. Hall joined the Registrant under his current title in June 1995. Prior thereto he served concurrently as Chairman and Chief Executive Officer of The Museum Company, Alva and Glassmasters from 1989 to 1995.

    Warren Cooper - Executive Vice President, Human Resources & Administration, 51.

Mr. Cooper joined the Registrant under his current title in March 1996. Prior thereto he was Senior Vice President, Human Resources, General Cable from 1995 to 1996; Vice President, Human Resources, the Sears Merchandise Group, Sears, Roebuck & Co. from 1993 to 1995; and Vice President, Corporate Human Resources, Sears, Roebuck & Co. from 1987 to 1993.

    Warren Flick - Executive Vice President, President and General Merchandise Manager, U.S. Kmart Stores, 52.

Mr. Flick joined the Registrant under his current title in December 1995. Prior thereto he was the Chairman and Chief Executive Officer of Sears de Mexico, Sears, Roebuck & Co. from 1994 to 1995; Group Vice President, Men's, Kids, Footwear and Home Fashions, Sears, Roebuck & Co. from 1993 to 1994; Group Vice President, Men's, Kids and Footwear, Sears, Roebuck & Co. from 1992 to 1993; and Group Vice President, Men's and Kids, Sears, Roebuck & Co. from 1988 to 1992.

    Ronald J. Floto - Executive Vice President and President, Super Kmart Centers, 53.

Mr. Floto joined the Registrant under his current title in 1994. Prior thereto he was the Chairman, CEO and President of Kash n' Karry Stores, Inc. from 1988 to 1994.

    Donald W. Keeble - Executive Vice President, Store Operations, 47.

Mr. Keeble has served as an executive officer of the Registrant since 1989 and has served in his current position since February 1995. Prior thereto he held the following positions at the Registrant: Executive Vice President, Merchandising and Operations from 1994 to 1995; and Senior Vice President, General Merchandise Manager, Fashions from 1991 to 1994.

    Anthony N. Palizzi - Executive Vice President, General Counsel, 53.

Mr. Palizzi has served as an executive officer of the Registrant since 1985 and has served in his current position since 1992. Prior thereto he was the Senior Vice President, General Counsel since 1991.

    Marvin P. Rich - Executive Vice President, Strategic Planning, Finance and Administration, 50.

Mr. Rich joined the Registrant under his current title in 1994. Prior thereto he was Executive Vice President, Specialty Companies, Wellpoint Health Networks/Blue Cross of California from 1992 to 1994; and Executive Vice President, Finance & Information Services, Wellpoint Health Networks/Blue Cross of California from 1989 to 1992.

    Joseph J. Collins  - Senior Vice President, Logistics, 46.

Mr. Collins joined the Registrant in 1995 as Vice President, Strategic Business Integration and Productivity Improvement and has served in his current position since February 1996. Prior thereto he was Vice President, Consumer Products, Gemini Consulting/Retail from 1993 to 1995; Consultant, Vice President, Montgomery Ward Co. from 1992 to 1993; and the owner and President, Independent Consulting, Capital Management Corp. from 1990 to 1992.

    Andrew A. Giancamilli - Senior Vice President, General Merchandise Manager-Consumables and Commodities, 45.

Mr. Giancamilli joined the Registrant in 1995 as Vice President, Pharmacy Merchandising and Operations and has served in his current position since February 1996. Prior thereto he was President, Chief Operating Officer, Director, Perry Drug Stores, Inc. from 1993 to 1995; Executive Vice President, Chief Operating Officer; Perry Drug Stores, Inc. from 1992 to 1993; and Senior Vice President, Store Operations; Perry Drug Stores, Inc. from 1991 to 1992.

    Paul J. Hueber - Senior Vice President, Sales and Operations, 47.

Mr. Hueber has served as an executive officer of the Registrant since 1991 and has served in his current position since 1994. Prior thereto he was Vice President, West/Central Region from 1991 to 1994.

    Donald E. Norman - Senior Vice President, Chief Information Officer, 59.

Mr. Norman joined the Registrant in 1995 as Divisional Vice President, Business Process Reengineering, Merchandise Inventory Controls and has served in his current position since December 1995. Prior thereto he was President, DNA, Inc. from 1994 to 1995; and Senior Vice President, Logistics, Ames Department Stores from 1990 to 1994.

    William D. Underwood - Senior Vice President, Vendor and Product Development, 55.

Mr. Underwood has served as an executive officer of the Registrant since 1986 and has served in his current position since 1994. Prior thereto he was Senior Vice President, General Merchandise Manager - Hardlines from 1991 to 1994.

    Gilbert L. Wachsman - Senior Vice President and General Merchandise Manager-Hardlines, 48.

Mr. Wachsman joined the Registrant under his current title in August 1995. Prior thereto he owned Wachsman Management Consulting from 1990 to 1995.

    Thomas W. Watkins - Senior Vice President, International and Off-Shore Retailing, 50.

Mr. Watkins has served as an executive officer of the Registrant since 1985 and has served in his current position since February 1996. Prior thereto he held the following positions with the Registrant: Senior Vice President, International Operations from 1992 to 1996; and Senior Vice President, Store Operations from 1988 to 1992.

    Martin E. Welch III - Senior Vice President and Chief Financial Officer, 47.

Mr. Welch joined the Registrant under his current title in December 1995. Prior thereto he was Senior Vice President, Chief Financial Officer, Federal-Mogul Corporation from 1991 to 1995.

    Lawrence E. Carlson - Vice President, Real Estate Market Strategy, 52.

Mr. Carlson joined the Registrant under his current title in January 1996. Prior thereto he was a consultant from 1994 to 1996; and Vice President, Research and Planning, Dayton-Hudson Corporation from 1982 to 1994.

    Dennis V. Carter - Vice President, Food, Super Kmart Centers, 48.

Mr. Carter joined the Registrant under his current title in February 1995. Prior thereto he was Executive Vice President, Kash n' Karry Stores, Inc. from 1988 to 1995.

    James P. Churilla - Vice President, Real Estate Finance, 54.

Mr. Churilla has served as an executive officer of the Registrant since 1987 and has served in his current position since February 1996. Prior thereto he was Vice President and Treasurer from 1987 to 1996.

    Larry C. Davis - Vice President, Advertising, 52.

Mr. Davis joined the Registrant under his current title in January 1996. Prior thereto he was a consultant on the Sears Mexico account for Young & Rubicam from 1995 to 1996; President - Anthony Sicari, Winner International, from 1993 to 1994; and National Marketing Manager - Chicago, Sears, Roebuck & Co. from 1990 to 1993.

    G. William Gryson, Jr.  - Vice President, Special Projects, 53.

Mr. Gryson has served as an executive officer of the Registrant since 1994 and has served in his current position since September 1995. Prior thereto he held the following positions with the Registrant: Vice President, Midwestern Region from 1994 to 1995; and Regional Manager, East/Central Region, from 1990 to 1994.

    Shawn M. Kahle - Vice President, Corporate Affairs, 38.

Mrs. Kahle has served in her current position since January 1995. Prior thereto she held the following positions with the Registrant: Divisional Vice President, Corporate and International Communications from 1994 to 1995; Director, Corporate Communications from 1993 to 1994; and Manager, Executive Speeches from 1992 to 1993. Prior to joining the Registrant she was a freelance writer/consultant from 1990 to 1992.

    Cecil B. Kearse - Vice President, Merchandise Presentation and Communication, 53.

Mr. Kearse has served in his current position since February 1996. Prior thereto he held the following positions with the Registrant: Vice President and General Merchandise Manager, Men's and Children's from 1995 to 1996; Divisional Vice President, Merchandising Fashions from 1994 to 1995; and Senior Buyer, Bed, Bath & Kitchen from 1990 to 1994.

    Nancie W. LaDuke - Vice President and Secretary, 55.

Mrs. LaDuke has served in her current position since 1991.

    Michael T. Macik - Vice President, Human Resources - U.S. Kmart Stores, 49.

Mr. Macik has served as an executive officer of the Registrant since 1989 and has served in his current position since 1992. Prior thereto he was Vice President, Human Resources, Kmart Fashions from 1989 to 1992.

    David R. Marsico - Vice President, Super Kmart Centers, 46.

Mr. Marsico has served in his current position since 1993. Prior thereto he held the following positions with the Registrant: Divisional Vice President, Combination Stores from 1993 to 1994; and Director of Combination Stores from 1989 to 1993.

    Harold Meeth III - Vice President, Design and Construction, 55.

Mr. Meeth joined the Registrant under his current title in September 1995.
Prior thereto he was Vice President, Facilities Management, Venture Stores, Inc. from 1989 to 1995.

    Douglas M. Meissner - Vice President, Central Region, 46.

Mr. Meissner has served in his current position since September 1995. Prior thereto he held the following positions with the Registrant: Vice President, Western Region from 1994 to 1995; and Regional Manager, Western Region from 1990 to 1994.

    Thomas M. Nielsen - Vice President, Human Resources - International, 52.

Mr. Nielsen has served as an executive officer of the Registrant since 1988 and has served in his current position since 1994. Prior thereto he held the following positions with the Registrant: Vice President, Executive Resources from 1992 to 1994; Vice President, Human Resources - Administration during 1992; and Vice President, Human Resources from 1991 to 1992.

    Peter J. Palmer - Vice President, Labor Relations and Assistant General Counsel, 55.

Mr. Palmer has served in his current position since 1988.

    John S. Valenti - Vice President, Southern Region, 55.

Mr. Valenti has served in his current position since 1991.

    Michael J. Viola - Vice President and Treasurer, 41.

Mr. Viola joined the Registrant under his current title in February 1996. Prior thereto he was Vice President and Controller, Federal-Mogul Corporation from 1995 to 1996; Vice President and Treasurer, Federal-Mogul Corporation from 1992 to 1995; and Manager, Corporate Finance, Federal-Mogul Corporation from 1991 to 1992.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Information as to the market for the Registrant's common stock and related stockholder matters as set forth in Note 20 of the "Notes to Consolidated Financial Statements" on pages 43 through 44 of the Registrant's 1995 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Selected Financial Data

    The "Selected Financial Data" summary appearing on page 9 of the Registrant's 1995 Annual Report to Shareholders, insofar as it relates to the five fiscal years ended January 31, 1996, is incorporated herein by reference.

    Sales and store statistics for the three fiscal years ended January 31, 1996 appearing in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 10 through 11 of the Registrant's 1995 Annual Report to Shareholders, are incorporated herein by reference.

    General Merchandise selling square footage for the three fiscal years ended January 31, 1996 appearing in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 11 of the Registrant's 1995 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

    The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 10 through 20 of the Registrant's 1995 Annual Report to Shareholders, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

    The financial statements of the Registrant consisting of the consolidated balance sheets at January 31, 1996 and January 25, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years ended January 31, 1996, and the notes to consolidated financial statements, together with the report of Price Waterhouse LLP, appearing on pages 22 through 44 of the Registrant's 1995 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                   PART III

Item 10.  Directors of the Registrant

    The information set forth under the caption "Proposal 1 - Election of Directors" on pages 2 through 6 of the Registrant's Preliminary Proxy Statement dated April 1, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 11.  Executive Compensation

    The information set forth on pages 6 through 14 of the Registrant's Preliminary Proxy Statement dated April 1, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information set forth under the caption "Stock Ownership of Executive Officers and Directors" on pages 4 through 5 of the Registrant's Preliminary Proxy Statement dated April 1, 1996 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

    Not applicable.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)       The following documents are filed as part of this report:

         1.  Financial Statements

             The following consolidated financial statements of the Registrant are incorporated herein by reference from the Registrant's 1995 Annual Report to Shareholders.

                                                                              Page(s) in
                                                                             Registrant's
                                                                             Annual Report
                                                                             -------------

             Report of Independent Accountants                                     22

             Consolidated Statements of Operations for each of the
               three fiscal years ended January 31, 1996                           23


             Consolidated Balance Sheets at January 31, 1996
               and January 25, 1995                                                24

             Consolidated Statements of Cash Flows for each
               of the three fiscal years ended January 31, 1996                    25

             Consolidated Statements of Shareholders' Equity for
               each of the three fiscal years ended January 31, 1996               26

             Notes to Consolidated Financial Statements                      27 through 44

         2.  Financial Statement Schedules

             The separate financial statements and summarized financial information of majority-owned subsidiaries not consolidated and of 50% or less owned persons of the Registrant have been omitted because they are not required pursuant to conditions set forth in Rules 3-09(a), 4-08(g) and 1-02(v) of Regulation S-X.

             All other schedules are omitted because they are not applicable or the required information is shown in the Registrant's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

         3.  Exhiibits

             See Exhibit Index included in this report.

b)       Reports on Form 8-K

              The Registrant filed four reports on Form 8-K during the fourteen weeks ended January 31 ,1996:

              The purpose of the report dated November 6, 1995, was to file certain documents in conjunction with the renegotiation of the puttable debt agreements.

              The purpose of the report dated November 14, 1995 was to file certain real estate related agreements containing ratings decline put provisions.

              The purpose of the report dated December 20, 1995, was to disclose agreements regarding amendments to certain terms and conditions of the Registrant's existing revolving credit facilities and certain real estate obligations.

              The purpose of the report dated January 22, 1996, was to disclose the agreement, in principle, reached with banks regarding amendments to revolving credit facilities, certain real estate obligations and the committed letter of credit facility.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 4, 1996.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


                               Kmart Corporation

                                By: Floyd Hall
                              ------------------
                                  (Floyd Hall)
                      Chairman of the Board, President and
                            Chief Executive Officer

                            By: Martin E. Welch III
                          ---------------------------
                             (Martin E. Welch III)
                           Senior Vice President and
                            Chief Financial Officer
                  (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on April 4, 1996.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


          James B. Adamson                             David B. Harper
- -------------------------------------         ----------------------------------
     James B. Adamson, Director                    David B. Harper, Director

         Lilyan H. Affinito                            Robert D. Kennedy
- -------------------------------------         ----------------------------------
    Lilyan H. Affinito, Director                  Robert D. Kennedy, Director

       Joseph A. Califano, Jr.                         F. James McDonald
- -------------------------------------         ----------------------------------
  Joseph A. Califano, Jr., Director               F. James McDonald, Director

          Richard G. Cline                             J. Richard Munro
- -------------------------------------         ----------------------------------
     Richard G. Cline, Director                   J. Richard Munro, Director

          Willie D. Davis                              Gloria M. Shatto
- -------------------------------------         ----------------------------------
     Willie D. Davis, Director                    Gloria M. Shatto, Director

          Enrique C. Falla                             William P. Weber
- -------------------------------------         ----------------------------------
     Enrique C. Falla, Director                   William P. Weber, Director

         Joseph P. Flannery                           James O. Welch, Jr.
- -------------------------------------         ----------------------------------
    Joseph P. Flannery, Director                James O. Welch, Jr., Director

             Floyd Hall
- -------------------------------------
             Floyd Hall
        Chairman of the Board
President and Chief Executive Officer
    (Principal Executive Officer
            and Director)

                                 EXHIBIT INDEX

Exhibit
Number       Description
- -------      -----------

    (3a)     Restated Articles of Incorporation of Kmart Corporation
    (3b)     Bylaws of Kmart Corporation, as amended
  * (10a)    Kmart Corporation 1973 Stock Option Plan, as amended [10a] [A]
  * (10b)    Kmart Corporation 1981 Stock Option Plan, as amended [10b] [A]
    (10d)    Kmart Corporation Directors Retirement Plan, as amended [A]
 ** (10e)    Kmart Corporation Performance Restricted Stock Plan, as amended [10e] [A]
*** (10f)    Deferred Compensation Plan for Non-Employee Directors, as amended [10f] [A]
*** (10g)    Kmart Corporation 1992 Stock Option Plan, as amended [10g] [A]
    (10h)    Kmart Corporation Directors Stock Plan, as amended  [A]
 ** (10i)    Form of Employment Agreement with Executive Officers [10j] [A]
*** (10j)    Kmart Corporation Executive Deferred Compensation Plan [10j] [A]
*** (10k)    Amended and Restated Kmart Corporation Annual Incentive Bonus Plan [10k] [A]
*** (10l)    Amended and Restated Kmart Corporation Management Stock Purchase Plan [10l] [A]
*** (10m)    Supplemental Pension Benefit Plan [10m] [A]
    (10n)    Agreement between Kmart Corporation and Executive [A]
    (11)     Statement Regarding Computation of Per Share Earnings
    (12)     Statement Regarding Computation of Ratios
    (13)     Annual Report to Shareholders of Kmart Corporation for the Fiscal Year
             Ended January 31, 1996
    (21)     List of Significant Subsidiaries of Kmart Corporation
    (23)     Consent of Independent Accountants
    (27)     Financial Data Schedules

Notes:
- ------

    * Filed as an Exhibit to the Form 10-K Report of the Registrant for the fiscal year ended January 27, 1993 (file number 1-327) and is incorporated herein by reference.

   ** Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended January 26, 1994 (file number 1-327) and are incorporated herein by reference.

  *** Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended January 25, 1995 (file number 1-327) and are incorporated herein by reference.

["#"] Exhibit numbers in the Form 10-K Reports for the fiscal years ended: January 27, 1993, January 26, 1994, and January 25, 1995, respectively.

  [A]       This document is a management contract or compensatory plan.

The Registrant agrees to furnish a copy to the Commission upon request of the following instruments defining the rights of holders of long-term debt:

Indenture dated as of February 1, 1985, between Kmart Corporation and The Bank of New York, Trustee, as supplemented by the First Supplemental Indenture dated as of March 1, 1991
12-1/2% Debentures Due 2005
8-1/8% Notes Due 2006
7-3/4% Debentures Due 2012
8-1/4% Notes Due 2022
8-3/8% Debentures Due 2022
7.95% Debentures Due 2023
Fixed-Rate Medium-Term Notes (Series A, B, C, D)