Form 10-Q
period 1996-05-01
KMART CORP
filed 1996-06-06
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 1996

                                     OR

 __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File No. 1-327


                               KMART CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Michigan                               38-0729500
- ------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

3100 West Big Beaver Road - Troy, Michigan                     48084
- -------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        (810) 643-1000
                                                    ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed, by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes   X    No
                                     ---      ----

As of May 29, 1996 486,058,754 shares of Common Stock of the Registrant were outstanding.

                                     INDEX



PART I   FINANCIAL INFORMATION                                             PAGE
- ------   ---------------------                                            ------
Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations --                 3
         Thirteen weeks ended May 1, 1996 and
         April 26, 1995

         Consolidated Balance Sheets --                                     4
         May 1, 1996, April 26, 1995 and
         January 31, 1996

         Consolidated Condensed Statements of Cash Flows --                 5
         Thirteen weeks ended May 1, 1996 and
         April  26, 1995

         Notes to Consolidated Financial                                    6
         Statements

Item 2.  Management's Discussion and Analysis of Results of Operations    7 - 12
         and Financial
         Condition

PART II  OTHER INFORMATION
- -------  -----------------
Item 6.  Exhibits and Reports on Form 8-K                                   13
         Signature                                                          14


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

                               KMART CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                     13 WEEKS ENDED
                                                                 -------------------------
                                                                   MAY 1,      APRIL 26,
                                                                   1996          1996
                                                                 ---------     ----------
Sales                                                             $7,580          $7,443
Cost of merchandise sold, including buying and occupancy costs     5,921           5,788
                                                                --------         -------
Gross margin                                                       1,659           1,655

Licensee fees and other income                                        60              58

Selling, general and administrative expenses                       1,662           1,767
Gain on pension curtailment                                            -            (124)
                                                                ---------        -------
Operating income                                                      57              70
Interest expense, net                                                116             109
                                                                --------         -------
Loss from continuing retail operations before income
 taxes and equity income                                             (59)            (39)
Equity in net income of unconsolidated companies                       2               2
Income tax benefit                                                   (19)            (12)
                                                                --------         -------
Net loss from continuing retail operations                           (38)            (25)

Loss from discontinued operations, net of income taxes of $(2)         -              (3)
Loss on disposal of discontinued operations, net of
 income taxes of $(33)                                               (61)              -
                                                                --------         --------
Net loss                                                          $  (99)         $  (28)
                                                                ========         =======
Loss per common share:
 Continuing retail operations                                     $(0.08)         $(0.06)
 Loss from discontinued operations                                     -           (0.00)
 Loss on disposal of discontinued operations                       (0.13)              -
                                                                --------         --------
 Net loss                                                         $(0.21)         $(0.06)
                                                                ========         =======
 Dividends declared per common share                              $    -          $ 0.12
                                                                ========         =======
 Weighted average shares (millions)                                482.1           458.8
                                                                ========         =======

          See accompanying Notes to Consolidated Financial Statements.
The Consolidated Statement of Operations for the prior period has been restated for discontinued operations.

                              KMART CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN MILLIONS)
                                 (UNAUDITED)



                                                                    MAY 1,         APRIL 26,      JANUARY 31,
                                                                    1996            1995             1996
                                                                   -------        --------         ----------
ASSETS
Current Assets:
 Cash (includes temporary investments of $1,082, $41 and
    $637, respectively)                                           $ 1,574         $   333           $ 1,095
 Merchandise inventories                                            7,356           7,294             6,635
 Other current assets                                               1,045           1,468             1,092
 Net current assets of discontinued operations                        157             340                 -
                                                                 --------         -------           --------
Total current assets                                               10,132           9,435             8,822
Investments in affiliated retail companies                             32             111                94
Property and equipment - net                                        5,093           5,970             5,301
Other assets and deferred charges                                     870             262               866
Net long-term assets of discontinued operations                         -           1,099               314
                                                                 ---------        -------           -------
                                                                  $16,127         $16,877           $15,397
                                                                 ========         =======           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Long-term debt due within one year                                $  248         $    84           $     7
 Notes payable                                                          -           1,294                 -
 Accounts payable - trade                                           2,756           3,127             1,993
 Accrued payrolls and other liabilities                             1,181           1,076             1,076
 Taxes other than income taxes                                        226             330               188
 Income taxes                                                           5              83                 -
                                                                 --------         -------           --------
Total current liabilities                                           4,416           5,994             3,264
Capital lease obligations                                           1,601           1,754             1,629
Long-term debt                                                      3,674           1,957             3,935
Other long-term liabilities                                         1,239           1,217             1,289
Shareholders' Equity:
 Preferred stock, 10,000,000 shares authorized;
   Series C, 790,287 shares authorized; 654,815
      shares issued as of April 26, 1995                              -               131                -
 Common stock, 1,500,000,000 shares authorized; shares issued
  486,576,469, 464,770,564 and 486,511,184, respectively              486             465               486
 Capital in excess of par value                                     1,610           1,508             1,624
 Retained earnings                                                  3,227           3,989             3,326
 Treasury shares and restricted stock                                 (59)            (86)              (92)
 Foreign currency translation adjustment                              (67)            (52)              (64)
                                                                 --------         -------           -------
   Total shareholders' equity                                       5,197           5,955             5,280
                                                                 --------         -------           -------
                                                                  $16,127         $16,877           $15,397
                                                                 ========         =======           =======

          See accompanying Notes to Consolidated Financial Statements.


     The Consolidated Balance Sheets for the prior periods have been restated for discontinued operations.

                               KMART CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                                         13 WEEKS ENDED
                                                                                   --------------------------
                                                                                    MAY 1,           APRIL 26,
                                                                                     1996              1995
                                                                                   --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss from continuing retail operations                                          $ (38)           $  (25)
 Adjustments to reconcile net loss from continuing retail operations to net cash from operating activities:
   Depreciation and amortization                                                        159              176
   Deferred income taxes                                                                 60               80
   Undistributed equity income and dividends received                                    62               (8)
   Decrease in other long-term liabilities                                              (52)            (313)
   Changes in certain assets and liabilities                                            157             (187)
                                                                                     ------           ------
 Net cash provided by (used for) continuing retail operations                           348             (277)
 Discontinued operations                                                                 32              130
                                                                                     ------           ------
 NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                                   380             (147)
                                                                                     ------           ------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                                   (51)            (123)
 Proceeds from sale and divestiture - net                                               177               22
 Other - net                                                                             (4)               8
                                                                                     ------           ------
 NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                   122              (93)
                                                                                     ------           ------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long-term debt and notes payable                               -              546
 Repayment of long-term debt and notes payable                                          (19)            (194)
 Reduction in capital lease obligations                                                 (25)             (26)
 Dividends paid                                                                           -             (112)
 Other - net                                                                             21                6
                                                                                     ------           ------
 NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                   (23)             220
                                                                                     ------           ------
NET INCREASE (DECREASE) IN CASH                                                         479              (20)
CASH AT BEGINNING OF YEAR                                                             1,095              353
                                                                                     ------           ------
CASH AT END OF PERIOD                                                                $1,574           $  333
                                                                                     ======           ======

          See accompanying Notes to Consolidated Financial Statements. The Consolidated Statements of Cash Flows for the prior period has been restated for discontinued operations.

                               KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

1.) BASIS OF PRESENTATION

     These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report and Form 10-K filed for the fiscal year ended January 31, 1996.

     Certain reclassifications of prior year balance sheet accounts have been made to conform to current year presentation. In addition, certain prior year amounts have been restated for the effect of divested and discontinued operations and to conform to current year presentation (see note 2).

2.) DISCONTINUED OPERATIONS AND DIVESTITURES

     In April 1996, the Company received $62 from the sale of approximately
30% of its investment in the common stock of Thrifty PayLess Holdings, Inc. ("TPH"). In conjunction with the sale, which netted proceeds below the Company's carrying value of the investment, the Company revalued its remaining investment and recorded a $61 loss in discontinued operations, net of income taxes. Subsequent to the first quarter, the Company sold approximately 3% of its original investment in TPH and received $8 in net proceeds. As a result of management's intent to dispose of its remaining interest within a one-year time frame, the Company has accounted for its investment in TPH and in PayLess, which was sold to TPH in the first quarter of 1994, as a discontinued operation and has restated its prior period consolidated financial statements and accompanying notes.

     In March 1996, the Company completed the sale of its Czech and Slovak operations and received net proceeds of $115 which approximates book value.

3.)  PENSION CURTAILMENT

     Prior to 1996, U.S. Kmart and Builders Square had defined benefit pension plans covering eligible associates who met certain requirements of age, length of service and hours worked per year. Effective January 31, 1996, the pension plans were frozen and associates no longer earn additional benefits under the plans. Benefits paid to retirees are based upon age at retirement and years of credited service and earnings as of January 31, 1996. Kmart Canada Limited associates are covered by a defined contribution plan. Kmart's policy is to fund at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of equity securities, fixed income securities, guaranteed insurance contracts and real estate.

     As a result of freezing the plans, the Company recorded a pretax net pension curtailment gain of $124 in the first quarter of 1995.

4.)  INVENTORIES AND COST OF MERCHANDISE SOLD

     A substantial portion of the Company's inventories is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at May 1, 1996, April 26, 1995 and January 31, 1996 were $758, $811 and $751 lower than the amounts that would have been reported under the first-in, first-out (FIFO) method, respectively.

ITEM 2
                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


FOR THE 13 WEEKS ENDED MAY 1, 1996

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the 13 weeks ended May 1, 1996 is summarized as follows:



                                                   FIRST QUARTER
                                   JANUARY 31,        ACTIVITY                  MAY 1,            APRIL 26,
General Merchandise                   1996        --------------                1996                1995
                                                   OPENED  CLOSED
- -------------------                -----------   --------------------       -----------       --------------
Kmart:
 United States                           2,161     10           (14)             2,157                2,240
 Canada                                    127     --            --                127                  128
Mexico                                       4     --            --                  4                    4
Singapore                                    3     --            --                  3                    2
Other                                        2     --            --                  2                   17
                                         -----    ---           ----             -----                -----
  Total General Merchandise              2,297     10           (14)             2,293                2,391
Builders Square                            167      1            (1)               167                  172
                                         -----    ---           ----             -----                -----
  Total Continuing                       2,464     11           (15)             2,460                2,563
                                         -----    ---           ----             -----                -----
Czech and Slovak Republics (a)              13     --           (13)                                     13
                                         -----    ---           ----             -----                -----
    Total Stores                         2,477     11           (28)             2,460                2,576
                                         =====    ===           ====             =====                =====

(a) The Company completed the sale of its Czech and Slovak Republic stores during the first quarter.


     In addition to the store activity noted above, during the 13 weeks ended May 1, 1996, U.S. Kmart completed one expansion and one refurbishment as compared to three expansions and one refurbishment during the 1995 period.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Sales

                                               13 WEEKS ENDED
                                         ---------------------------
                                         MAY 1,          APRIL 26,                  % CHANGE
($ Millions)                              1996             1995           ---------------------------------
                                         -------         --------           ALL STORES    COMPARABLE STORES
                                                                          -------------  ------------------
General Merchandise
- -------------------
United States                            $6,692           $6,564               2.0                   4.5
International                               283              249              13.7                   4.5(a)
                                         ------           ------
 Total General Merchandise                6,975            6,813               2.4                   4.5
Builders Square                             605              630              (4.0)                 (0.8)
                                         ------           ------
Consolidated Sales                       $7,580           $7,443               1.8                   2.3
                                         ======           ======

(a) International comparable store sales change is calculated on sales in the applicable local currency.


Sales

     Sales for the 13 weeks ended May 1, 1996 were $7,580 million, a 1.8% increase over sales of $7,443 million in the same period of the prior year. Comparable store sales increased 2.3% over the same period of the prior year. Management believes this increase resulted from continued promotional activity and better in-stock positions in the U.S. Kmart division. The decrease in Builders Square sales reflects ongoing increased competition in its major markets and generally weak sales in its industry segment.

Gross Margin
     Gross margin for the 13 weeks ended May 1, 1996 was $1,659 million as compared to $1,655 million in the same period of the prior year. Gross margin as a percentage of sales was 21.9% and 22.2% in 1996 and 1995, respectively. Margins for the first quarter of 1996 were affected by increased volumes of lower-margin goods and consumables, increased promotional markdowns, increased estimated inventory shrinkage and general softness in higher-margined seasonal categories, partially offset by a reduction in buying and occupancy costs.

Selling, General and Administrative ("SG&A") Expenses
     SG&A expenses for the 13 weeks ended May 1, 1996 were $1,662 million, or 21.9% of sales, as compared to $1,767 million, or 23.7% of sales, in the same period of the prior year. This decrease, as a percentage of sales, is primarily the result of cost reduction initiatives and the impact of stores closed during 1995, partially offset by the typically higher expense rates as a percent of sales associated with operations of newer stores.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income (Loss)

                                    13 WEEKS ENDED
                                  -------------------
                                    MAY 1,  APRIL 26,
($ Millions)                        1996      1995
                                  -------   ---------
General Merchandise
- -------------------
United States                        $ 58       $ 86
International                          (1)        (5)
                                  -------   --------
  Total General Merchandise            57         81
Builders Square                         0        (11)
                                  -------   --------
Consolidated Operating Income        $ 57       $ 70
                                  =======   ========

     Operating income for the 13 weeks ended May 1, 1996 was $57 million, or 0.8% of sales, as compared to operating income of $70 million, or 0.9% of sales, in the same period of the prior year. The change in operating income, net of the first quarter 1995 one-time pension curtailment gain of $124 million, is an increase in operating income of $111 million. This increase was the direct result of the decrease in selling, general and administrative expenses.

Interest Expense
     Net interest expense for the 13 weeks ended May 1, 1996 was $116 million, or 1.5% of sales, as compared to $109 million, or 1.5% of sales, for the same period of the prior year. The net interest expense on borrowings increased as a result of restrictions on debt repayments in accordance with bank credit facility and certain real estate related debt agreements and higher interest rates due to market conditions and lower debt ratings. The increase in interest expense was partially offset by higher investment interest income resulting from increased cash levels.

Income Tax Benefit
     Income tax benefit for the 13 weeks ended May 1, 1996 was $19 million with an effective tax rate of 33.3% as compared to a benefit of $12 million with an effective tax rate of 32.4% in the same period in the prior year.

Discontinued Operations
     The loss on disposal of discontinued operations for the 13 weeks ended May 1, 1996 was $61 million and reflects the loss on sale of approximately 30% of the Company's investment in the common stock of TPH and the revaluation of its remaining holdings. The loss from discontinued operations for the 13 weeks ended April 26, 1995 reflects a loss of $5 million from the operations of the Borders Group, Inc. ("Borders Group"), offset by equity earnings of $2 million for The Sports Authority, Inc. ("The Sports Authority") and OfficeMax, Inc. ("OfficeMax").

Net Loss
     As the result of the combination of the foregoing factors, primarily the loss from discontinued operations and reduced gross margin rates, the net loss for the 13 weeks ended May 1, 1996 was $99 million, or 1.3% of sales, as compared to net loss of $28 million, or 0.4% of sales, in the same period of the prior year.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION -- CONTINUED


LIQUIDITY AND FINANCIAL CONDITION

     Historically, the Company's primary sources of working capital have been cash flows from operations and borrowings through its commercial paper program. The Company had working capital of $5,716, $5,558, $3,441 and $3,562 million at May 1, 1996, January 31, 1996, April 26, 1995 and January 25, 1995,
respectively. Working capital ratios were 2.3:1, 2.7:1, 1.6:1 and 1.7:1, respectively, at the same dates. The Company's working capital fluctuates in relation to (i) profitability, (ii) inventory levels during the course of the year due to seasonality and (iii) the number and timing of new store openings. Borrowing and cash levels are higher than usual in 1996 due to restrictions on debt repayments in accordance with existing bank and puttable debt agreements.

     As of May 1, 1996, the Company had $1,982 million borrowed under its current bank credit facilities. Additional borrowings in excess of repayments are conditioned upon approval of the banks.

     During the second quarter of this year, the Company expects to restructure its bank credit facilities to enhance its credit, liquidity and financial flexibility. To that end, the Company has entered into a commitment agreement with Chemical Bank ("Chemical") and Chase Securities, Inc. (successor to Chemical Securities, Inc.) ("CSI") pursuant to which CSI has agreed to arrange a syndicate of financial institutions (which will include Chemical) to provide $3.7 billion of financing for three years pursuant to a loan commitment (the "Commitment") upon the terms described under the "New Credit Agreement". The New Credit Agreement will consist of two credit facilities, a $2.5 billion revolving credit facility (the "Revolving Credit Facility") and a $1.2 billion term loan facility (the "Term Loan Facility"). The New Credit Agreement has not been executed, but the Company announced on May 29th, 1996 that the Commitment has been over-subscribed by approximately $1 billion and anticipates that such agreement, if and when executed, will not differ materially from the description below.

     Revolving Credit Facility. Approximately $2.5 billion will be made available by a syndicate of banks and other financial institutions (the "Lenders") to the Company under the Revolving Credit Facility. The borrowings under the Revolving Credit Facility will be used to refinance certain of the Company's existing indebtedness, fund the Company's working capital and other operational needs, finance capital expenditures and for other general corporate purposes. The Revolving Credit Facility will mature three years from the initial funding thereunder. Amounts borrowed and repaid may be subsequently reborrowed to the extent of the available commitment under the Revolving Credit Facility.

     The Company will have the option to choose between two interest rates that will be available for committed loans under the Revolving Credit Facility. Such rates will be based on a specified margin over base rates. A portion of the Revolving Credit Facility will be available for the issuance of letters of credit by Chemical and other issuers to be determined for the benefit of the Company and its subsidiaries. A commitment fee of 1/2% per annum on the unused portion of the Commitment available under the Revolving Credit Facility will be payable in quarterly installments.

     The Company may reduce without penalty all or a portion of the Commitment under the Revolving Credit Facility to an amount not less than the outstanding borrowings thereunder. Aggregate borrowings under the Revolving Credit Facility and the Term Loan Facility (discussed below) may not exceed a specified borrowing base, which will be the sum of 55% of the Company's eligible inventory, and 60% of the net appraised value of certain of the Company's owned real estate.

     The Revolving Credit Facility will be subject to an annual clean-down, requiring that no amounts be outstanding thereunder (excluding undrawn letters of credit) in excess of $750 million for at least 30 consecutive days during each fiscal year.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION -- CONTINUED


     Term Loan Facility. Pursuant to the Term Loan Facility certain Lenders will provide a $1.2 billion term loan to the Company. The Term Loan Facility will mature three years from the initial funding thereunder. The Term Loan Facility will not amortize, and all principal amounts then outstanding will be due at maturity.

     The applicable interest rates and voluntary prepayment terms under the Term Loan Facility will be determined in the same manner as under the Revolving Loan Facility subject to an increase of 0.50% over the applicable interest rate margin after the first anniversary of the Term Loan Facility.

     The Term Loan Facility will be subject to mandatory prepayment from the following: (i) 100% of the net cash proceeds of the incurrence of certain indebtedness; (ii) 50% of the net cash proceeds of any sale or transaction involving certain specified assets as may be agreed by the Company and Chemical and; (iii) 100% of the net cash proceeds of any sale of any existing properties.

     Security. The Company and each Domestic Subsidiary will grant as security for the borrowings under the New Credit Agreement a first perfected security interest in substantially all of the existing and future material United States assets of the Company and each Domestic subsidiary, subject to certain exceptions. The Company may elect to cause its obligation to certain vendors in respect of trade accounts payable to be secured by a perfected security interest in inventory, which security interest will be subordinate to the security interest in favor of the Lenders.

     Covenants and Events of Default. The New Credit Agreement will contain several affirmative and negative covenants, including, without limitation, the following: (i) the granting of security interests in after-acquired property;
(ii) the ratio of Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("EBITDAR") to interest and rental expense at the end of each fiscal quarter calculated on a rolling four quarter basis; (iii) the ratio of funded debt to capital funds; and (iv) limitations on indebtedness and capital expenditures.

     The New Credit Agreement is subject to consummation of an offering of convertible preferred securities to be issued by Kmart Financing I, a Delaware Trust wholly owned by Kmart (the "Convertible Preferred Securities"), as discussed below, and execution and delivery of the New Credit Agreement and related documentation.

     The Company intends to issue at least $750 million of Convertible Preferred Securities. The issuance of these securities is contingent upon the closing of the New Credit Agreement, discussed above, and is expected to close simultaneously.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

     Net cash provided by operating activities for the 13 weeks ended May 1, 1996 was $380 million and was primarily comprised of cash from changes in working capital and dividends received from the equity investment in Meldisco. Net cash used for operating activities was $147 million for the 13 weeks ended April 26, 1995 and was primarily comprised of cash used for working capital and decreases in other long-term liabilities, partially offset by cash from the discontinued operations of Borders Group, OfficeMax and The Sports Authority. Merchandise inventories, which are primarily accounted for under the LIFO method of inventory valuation, increased 0.9% to $7,356 million at May 1, 1996 from $7,294 million at April 26, 1995. On a FIFO basis, inventories were up 0.1%.

     Net cash provided by investing activities was $122 million for the 13 weeks ended May 1, 1996 and was primarily comprised of proceeds from the divestiture of the Czech and Slovak Republics and the partial sale of the investment in TPH, partially offset by capital expenditures for new stores and store modernization. Net cash used for investing activities was $93 million for the 13 weeks ended April 26, 1995 and was primarily comprised of capital expenditures for new stores and store modernization, partially offset by proceeds reflecting the payoff of a zero coupon debenture. Both 13-week periods reflect capital expenditures for store modernization projects completed and in progress.

     Net cash used for financing activities amounted to $23 million during the 13 weeks ended May 1, 1996 and was primarily attributable to payments on long-term debt and notes payable of $19 million. The $220 million provided by financing activities during the 13 weeks ended April 26, 1995, was primarily attributable to a net increase in long-term debt and notes payable of $352 million, partially offset by dividends paid on common and preferred stock. The decrease in cash provided by the issuance of long-term debt and notes payable in 1996 as compared to 1995 was primarily attributable to lower borrowings resulting from (i) cash proceeds received from the sale of interests in the Czech and Slovak Republics, TPH, Borders Group, OfficeMax, and The Sports Authority, and (ii) the elimination of all stock dividends at the end of 1995.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following exhibits are filed as a part of this report:

     Exhibit 11 - Information on Computation of Per Share Earnings
     Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K: There were two reports on Form 8-K filed by the Registrant during the 13 weeks ended May 1, 1996.

     The first report, dated March 12, 1996, contained an agreement Kmart Corporation entered into regarding amendments to certain terms and conditions of its existing revolving credit facilities and certain real estate obligations and the establishment of a new committed letter of credit facility.

     The second report, dated March 21, 1996, contained a press release announcing 1995 year-end and fourth quarter results.

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









                  Date:                         June 6, 1996
                                              Kmart Corporation
                                  -------------------------------------------
                                                 (Registrant)



                  By:                           M.E. Welch, III
                                  -------------------------------------------
                                                M.E. Welch, III
                                           SENIOR VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                           (Duly Authorized Officer,
                                 Principal Financial and Accounting Officer)

                                EXHIBIT INDEX




  Exhibit
    No.                      Description                             Page
  -------                    -----------                             ----
    11                       Information on Computation
                             of Per Share Earnings

    27                       Financial Data Schedule


