Form 10-Q
period 1996-07-31
KMART CORP
filed 1996-09-16
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1996

                                    OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File No. 1-327
                    -----

                               KMART CORPORATION
                               -----------------
            (Exact name of registrant as specified in its charter)


                     Michigan                               38-0729500
- --------------------------------------------------  ---------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)
3100 West Big Beaver Road - Troy, Michigan                     48084
- ------------------------------------------          ---------------------------
     (Address of principal executive offices)               (Zip Code)
Registrant's telephone number, including area code        (810) 643-1000
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




                                Yes   X    No
                                     ---      ---


As of August 28, 1996, 483,861,582 shares of Common Stock of the Registrant were outstanding.

                                     INDEX



PART I   FINANCIAL INFORMATION                                             PAGE
- ------   ---------------------                                            ------

Item 1.  Financial Statements

         Consolidated Condensed Statements of                               3
         Operations -- 13 weeks and 26 weeks ended
         July 31, 1996 and July 26, 1995

         Consolidated Balance Sheets --                                     4
         July 31, 1996, July 26, 1995 and
         January 31, 1996

         Consolidated Statements of Cash Flows --                           5
         26 weeks ended July 31, 1996 and
         July 26, 1995

         Notes to Consolidated Financial                                  6 - 7
         Statements

Item 2.  Management's Discussion and Analysis of                          8 - 16
         Results of Operations and Financial
         Condition

PART II  OTHER INFORMATION
- -------  -----------------

Item 2.  Changes in Securities                                              17

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                          17-19

Item 6.  Exhibits and Reports on Form 8-K                                 19-20

         Signatures                                                         21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                               KMART CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                              13 Weeks Ended                26 Weeks Ended
                                                                              --------------                --------------
                                                                        July 31,       July 26,        July 31,      July 26,
                                                                          1996           1995            1996          1995
                                                                        --------       --------        --------      --------
Sales                                                                     $8,312         $8,440          $15,892        $15,883
Cost of merchandise sold, including buying and occupancy costs             6,508          6,544           12,429         12,332
                                                                         -------         ------          -------        -------
Gross margin                                                               1,804          1,896            3,463          3,551
Licensee fees and other income                                                65             63              125            121
Selling, general and administrative expenses                               1,710          1,827            3,372          3,594
Gain on pension curtailment                                                    -              -                -           (124)
                                                                         -------         ------          -------        -------
Operating income                                                             159            132              216            202
Interest expense, net                                                        110            114              226            223
                                                                         -------         ------           ------        -------
Income (loss) from continuing operations before taxes, equity income
  and dividends on convertible preferred securities of subsidiary             49             18              (10)           (21)
Equity in net income of unconsolidated companies                              12             14               14             16
Income taxes (benefit)                                                        21             10                2             (2)
Dividends on convertible preferred securities of subsidiary, net of
  income taxes of $3                                                           6              -                6              -
                                                                          ------         ------          -------        -------
Net income (loss) from continuing operations                                  34             22               (4)            (3)
Loss on disposal of discontinued operations, net of income taxes
  of $63, $33 and $65, respectively                                            -            (76)             (61)           (79)
                                                                          ------         ------          -------        -------
Net income (loss)                                                         $   34         $  (54)         $   (65)       $   (82)
                                                                          ======         ======          =======        =======
Earnings (loss) per common share:
Continuing operations                                                     $  .07         $  .05          $  (.01)       $  (.02)
Loss on disposal of discontinued operations                                    -           (.17)            (.13)          (.17)
                                                                          ------         ------          -------        -------
Net income (loss)                                                         $  .07         $ (.12)         $  (.13)       $  (.19)
                                                                          ======         ======          =======        =======
Dividends declared per common share                                       $   --         $  .12          $    --        $   .24
                                                                          ======         ======          =======        =======
Primary weighted average shares (millions)                                 488.1          459.3            484.7          459.0

          See accompanying Notes to Consolidated Financial Statements.
The Consolidated Condensed Statements of Operations for the prior periods have been restated for discontinued operations.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)



                                                                               July 31,        July 26,       January 31,
                                                                                 1996            1995            1996
                                                                               --------     ----------        ---------
ASSETS
Current Assets:
  Cash (includes temporary investments of $94, $28 and $637, respectively)      $   459        $   293           $ 1,095
  Merchandise inventories                                                         7,393          7,371             6,635
  Other current assets                                                            1,368          1,406             1,092
  Net current assets of discontinued operations                                     149             88                --
                                                                               --------        -------           -------
Total current assets                                                              9,369          9,158             8,822

Investments in affiliated retail companies                                           51             73                94
Property and equipment - net                                                      5,018          5,934             5,301
Property held for resale                                                            918             --               434
Other assets and deferred charges                                                   399            232               432
Net long-term assets of discontinued operations                                      --            411               314
                                                                               --------        -------           -------
                                                                                $15,755        $15,808           $15,397
                                                                               ========        =======           =======
LIABILITIES AND EQUITY
  Current Liabilities:
  Long-term debt due within one year                                            $   125        $    29           $     7
  Notes payable                                                                      --            846                --
  Trade accounts payable                                                          2,326          2,865             1,993
  Accrued payrolls and other liabilities                                            989            889             1,076
  Taxes other than income taxes                                                     295            341               188
  Income taxes                                                                       32             79                --
                                                                                -------        -------           -------
Total current liabilities                                                         3,767          5,049             3,264

Capital lease obligations                                                         1,564          1,725             1,629
Long-term debt                                                                    3,054          1,956             3,935
Other long-term liabilities                                                       1,152          1,232             1,289
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary Trust holding solely 7 3/4% convertible junior subordinated
  debentures of Kmart (redemption value $1,000 at July 31, 1996)                    980             --                --
Preferred stock, 10,000,000 shares authorized                                        --            131                --
Common stock, 1,500,000,000 shares authorized; shares issued
  486,935,512, 465,279,932 and 486,511,184, respectively                            487            465               486
Capital in excess of par value                                                    1,612          1,515             1,624
Retained earnings                                                                 3,261          3,878             3,326
Treasury shares and restricted stock                                                (54)           (93)              (92)
Foreign currency translation adjustment                                             (68)           (50)              (64)
                                                                                -------        -------           -------
                                                                                $15,755        $15,808           $15,397
                                                                                =======        =======           =======

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

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)


                                                                                               26 Weeks Ended
                                                                                          ------------------------
                                                                                          July 31,        July 26,
                                                                                            1996           1995
                                                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                                                     $     (4)      $     (3)
  Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
  Depreciation and amortization                                                                325            353
  Increase in inventories                                                                     (758)          (518)
  Increase in accounts payable                                                                 333            226
  Deferred income taxes                                                                        125            164
  Undistributed equity income and dividends received                                            50             36
  Decrease in other long-term liabilities                                                     (181)          (220)
  Changes in certain assets and liabilities                                                      7           (563)
                                                                                          --------       --------
Net cash used for continuing operations                                                       (103)          (525)
Discontinued operations                                                                         41            162
                                                                                          --------       --------
Net Cash Used For Operating Activities                                                         (62)          (363)
                                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                          (128)          (258)
Increase in property held for resale                                                          (600)           (82)
Proceeds from asset sales                                                                      180            885
Other - net                                                                                     (1)             3
                                                                                          --------       --------
Net Cash Provided By (Used For) Investing Activities                                          (549)           548
                                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and notes payable                                   1,461            161
Refinancing costs related to long-term debt and notes payable                                 (190)            --
Reduction in long-term debt and notes payable                                               (2,225)          (314)
Net proceeds from issuance of convertible preferred securities of subsidiary Trust             971             --
Reduction in capital lease obligations                                                         (68)           (59)
Dividends paid                                                                                  --           (169)
Other - net                                                                                     26              9
                                                                                          --------       --------
Net Cash Used For Financing Activities                                                         (25)          (372)

Net Decrease In Cash                                                                          (636)          (187)
Cash At Beginning Of Year                                                                    1,095            480
                                                                                          --------       --------
Cash At End Of Period                                                                     $    459       $    293
                                                                                          ========       ========

          See accompanying Notes to Consolidated Financial Statements.
The Consolidated Statement of Cash Flows for the prior period has been restated
                          for discontinued operations.

                               KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

     Certain reclassifications of prior year balance sheet accounts have been made to conform to current year presentation. In addition, certain prior year amounts have been restated for the effect of divested and discontinued operations and to conform to current year presentation (see note 4).

2.) SUBSEQUENT EVENT

     In August 1996, the Company terminated its joint venture with Metro (Private) Limited, which operated three Kmart stores in Singapore. The cost to dissolve the business is not significant.

3.) TRUST CONVERTIBLE PREFERRED SECURITIES

     On June 17, 1996, a trust sponsored and wholly owned by the Company issued 20,000,000 shares of Trust Convertible Preferred Securities (the "Preferred Securities") to the public and 618,557 shares of Trust Common Securities to the Company, the proceeds of which were invested by the trust in $1,030,927,850 aggregate principal amount of the Company's newly issued 7 3/4% Convertible Junior Subordinated Debentures (the "Debentures"). The aggregate principal amount of the Debentures represents the sole asset of the trust. The proceeds from the issuance of the Debentures were used by the Company together with (i) the proceeds of borrowings under a Credit Agreement, dated June 6, 1996, by and among the Company, the several banks, financial institutions and other entities parties thereto and Chemical Bank, as Administrative Agent and
(ii) available cash balances resulting from the removal of payment restrictions contained in the Company's then existing bank credit facilities and certain real estate related debt, to repay such bank credit facilities and certain real estate related debt, to fund the Company's working capital and other operational needs, to finance capital expenditures and for other general corporate purposes. The Debentures and related income statement effects are eliminated in the Company's consolidated financial statements.

     The Preferred Securities accrue and pay cash distributions quarterly at a rate of 7 3/4% per annum of the stated liquidation amount of $50 per Preferred Security. Kmart has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities (the "Guarantee"). The Guarantee, when taken together with Kmart's obligations under the Debentures and in the indenture pursuant to which the Debentures were issued and Kmart's obligations under the Amended and Restated Declaration of Trust governing the trust, provide a full and unconditional guarantee of amounts due on the Preferred Securities. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures on June 15, 2016, or to the extent of any earlier redemption of any Debentures by Kmart.

                               KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

4.) DISCONTINUED OPERATIONS AND DIVESTITURES

     In April 1996, the Company received $62 million from the sale of approximately 30% of its investment in the common stock of Thrifty PayLess Holdings, Inc. ("TPH"). In conjunction with the sale, which netted proceeds below the Company's carrying value of the investment, the Company revalued its remaining investment and recorded a $61 million loss in discontinued operations, net of income taxes. Subsequent to the first quarter, the Company sold an additional approximate 3% of its original investment in TPH and received $8 million in net proceeds. As a result of management's intent to dispose of its remaining interest within a one-year time frame, the Company has accounted for its investment in TPH and in PayLess Drug Stores Northwest, Inc., which was sold to TPH in the first quarter of 1994, as a discontinued operation and has restated its prior period consolidated financial statements and accompanying notes.

     In March 1996, the Company completed the sale of its Czech and Slovak Republics and received net proceeds of $115 million which approximated book value.

5.)  PENSION CURTAILMENT

     Prior to 1996, U.S. Kmart and Builders Square had defined benefit pension plans covering eligible associates who met certain requirements of age, length of service and hours worked per year. Effective January 31, 1996, the pension plans were frozen and associates no longer earn additional benefits under the plans. Benefits paid to retirees under the frozen plans are based upon age at retirement and years of credited service and earnings as of January 31, 1996. Kmart Canada Limited associates are covered by a defined contribution plan. Kmart's policy is to fund at least the minimum amounts required by the Employee Retirement Income Security Act of 1974. The plans' assets consist primarily of equity securities, fixed income securities, guaranteed insurance contracts and real estate. As a result of freezing the plans, the Company recorded a pretax net pension curtailment gain of $124 million in the first quarter of 1995.

6.)  INVENTORIES AND COST OF MERCHANDISE SOLD

     A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at July 31, 1996, July 26, 1995 and January 31, 1996 were $766 million, $818 million and $751 million lower than the amounts that would have been reported under the first-in, first-out (FIFO) method, respectively.

ITEM 2
                              KMART CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             FINANCIAL CONDITION


FOR THE 13 WEEKS ENDED JULY 31, 1996

Results Of Operations

Store Activity
The Company's store activity for the 13 weeks ended July 31, 1996 is summarized as follows:


                                                   Second Quarter
                                          May 1,      Activity           July 31,       July 26,
                                                  ----------------
General Merchandise                        1996    Opened   Closed         1996           1995
- -------------------                       ------  -------   ------       --------       --------
Kmart:
  United States                            2,157        4      (18)         2,143          2,232
  Canada                                     127       --       --            127            125
  International and Other                      9       --       (2)             7              8
                                          ------  -------    -----       --------       --------
Total General Merchandise                  2,293        4      (20)         2,277          2,365

Builders Square                              167        1       --            168            172
                                          ------  -------    -----       --------       --------
  Total Continuing                         2,460        5      (20)         2,445          2,537
                                          ------  -------    -----       --------       --------
Czech and Slovak Republics (a)                --       --       --             --             13
                                          ------  -------    -----       --------       --------
  Total Stores                             2,460        5      (20)         2,445          2,550
                                          ======  =======    =====       ========       ========

(a) The Company completed the sale of its Czech and Slovak Republics operations during the first quarter of 1996.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Sales



                                                                               % Change
                                        July 31,    July 26,    -----------------------------------
($ Millions)                              1996        1995       All Stores       Comparable Stores
                                        --------  ------------  -------------     -----------------
General Merchandise
- -------------------
  United States                           $7,336        $7,386         (0.7)             2.2
  International                              230           296        (22.1)            (7.0)(a)
                                          ------        ------
Total General Merchandise                  7,566         7,682         (1.5)             1.9

  Builders Square                            746           758         (1.6)            (0.8)
                                          ------        ------
Consolidated Sales                        $8,312        $8,440         (1.5)             1.6
                                          ======        ======

(a) International comparable store sales change is calculated on sales in the applicable local currency.


Sales
     Sales for the 13 weeks ended July 31, 1996 were $8,312 million, a 1.5% decrease from sales of $8,440 million in the same period of the prior year. Comparable store sales increased 1.6% over the same period of the prior year. The increase in comparable sales resulted from continued promotional activity and better in-stock positions in the U.S. Kmart division, while the decrease in total sales primarily reflects fewer number of open stores together with weak sales in Canadian and Builders Square operations. Comparable sales in softlines and hardlines showed low to mid-single digit increases for the majority of the current quarter with weakness in the last two weeks of July which resulted in relatively flat comparable sales for the quarter.
Consumables continued with strong comparable sales gains as the Company continued to focus on customer frequency and its new high frequency format.

Gross Margin
     Gross margin for the 13 weeks ended July 31, 1996 was $1,804 million as compared to $1,896 million in the same period of the prior year. Gross margin as a percentage of sales was 21.7% and 22.5% in 1996 and 1995, respectively. The 80 basis point gross margin rate decline was the result of higher levels of promotional and competitive markdowns, lower levels of import merchandise, increased clearance markdowns and the sale of the automotive service business to Penske Auto Centers in the fourth quarter of 1995. The decrease in gross margin from these items was partially offset by fewer markdowns for discontinued merchandise and reduced freight costs.

Selling, General and Administrative ("SG&A") Expenses
     SG&A expenses decreased $117 million for the 13 weeks ended July 31, 1996 to $1,710 million, or 20.6% of sales, from $1,827 million, or 21.6% of sales, in the same period of the prior year. Of the $117 million, approximately $36 million relates to reductions in expenses for comparable U.S. Kmart stores. The remaining decrease, as a percentage of sales, is primarily the result of cost reduction initiatives, the impact of stores closed during 1995 and the adoption of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") in the fourth quarter of 1995. The impact of FAS 121 on depreciation expense was a reduction of $12 million as compared to the prior year period. The overall decrease in SG&A expenses were partially offset by typically higher expenses associated with operations of newer stores.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income (Loss)

                                  13 Weeks Ended
                                  --------------
                                 July 31,  July 26,
($ Millions)                      1996       1995
                                 --------  -------
General Merchandise
- -------------------
  United States                   $155         $133
  International                    (15)         (10)
                                  ----         ----
Total General Merchandise          140          123

  Builders Square                   19            9
                                  ----         ----
Consolidated Operating Income     $159         $132
                                  ====         ====

     Operating income for the 13 weeks ended July 31, 1996 was $159 million, or 1.9% of sales, as compared to operating income of $132 million, or 1.6% of sales, in the same period of the prior year. This increase was the direct result of the decrease in selling, general and administrative expenses discussed above.

Interest Expense
     Net interest expense for the 13 weeks ended July 31, 1996 was $110 million, or 1.3% of sales, as compared to $114 million, or 1.4% of sales, for the same period of the prior year. The net interest expense on borrowings decreased as a result of higher investment income due to increased cash and investment levels through mid June 1996. The Company had accumulated excess cash prior to the refinancing of its long-term debt. See "Liquidity and Financial Condition".

Income Tax Expense
     Income tax expense for the 13 weeks ended July 31, 1996 was $21 million with an effective tax rate of 34.0% as compared to $10 million with an effective tax rate of 32.3% in the same period in the prior year.

Net Income (Loss)
     As the result of the combination of the foregoing factors, the net income for the 13 weeks ended July 31, 1996 was $34 million, or 0.4% of sales, as compared to a net loss of $54 million, or 0.6% of sales, in the same period of the prior year.

ITEM 2

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED


FOR THE 26 WEEKS ENDED JULY 31, 1996

Results Of Operations

Store Activity
The Company's store activity for the 26 weeks ended July 31, 1996 is summarized as follows:


                                                     Year-To-Date
                                   January 31,         Activity        July 31,     July 26,
                                                  -----------------
General Merchandise                   1996         Opened     Closed     1996         1995
- -------------------              -----------       ------     ------  -----------  -----------
Kmart:
  United States                       2,161          14      (32)        2,143        2,232
  Canada                                127          --       --           127          125
International and Other                   9          --       (2)            7            8
                                    -------     -------  -------       -------      -------
Total General Merchandise             2,297          14      (34)        2,277        2,365

  Builders Square                       167           2       (1)          168          172
                                    -------     -------  -------       -------      -------
  Total Continuing                    2,464          16      (35)        2,445        2,537
                                    -------     -------  -------       -------      -------
Czech and Slovak Republics (a)           13          --      (13)           --           13
                                    -------     -------  -------       -------      -------
  Total Stores                        2,477          16      (48)        2,445        2,550
                                    =======     =======  =======       =======      =======

(a) The Company completed the sale of its Czech and Slovak Republics operations during the first quarter of 1996.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Sales


                                        26 Weeks Ended
                                      ------------------                  % Change
                                       July 31,   July 26,        -----------------------------
($ Millions)                            1996       1995           All Stores  Comparable Stores
                                      --------   --------         ----------  -----------------
General Merchandise
- -------------------
  United States                        $14,028    $13,950            0.6           2.9
  International                            513        545           (5.9)         (3.7)(a)
                                       -------    -------
Total General Merchandise               14,541     14,495            0.3           2.7

  Builders Square                        1,351      1,388           (2.7)         (1.9)
                                       -------    -------
Consolidated Sales                     $15,892    $15,883            0.1           2.3
                                       =======    =======

(a) International comparable store sales change is calculated on sales in the applicable local currency.


Sales
     Sales for the 26 weeks ended July 31, 1996 were $15,892 million, a 0.1% increase over sales of $15,883 million in the same period of the prior year. Comparable store sales increased 2.3% over the same period of the prior year. The increase in comparable sales resulted from continued promotional activity and better in-stock positions in the U.S. Kmart division, while the decrease in total sales reflects fewer number of open stores together with weak sales in its Canadian and Builders Square operations. Sales relating to softlines and hardlines were relatively weak during the first quarter with somewhat stronger performances during the second quarter. As a result, comparable sales were flat compared to the prior year for softlines while hardlines showed slight improvement. Consumables sales growth remained strong throughout the first and second quarters as a result of the Company's continued focus on customer frequency and its new high frequency format.

Gross Margin
     Gross margin for the 26 weeks ended July 31, 1996 was $3,463 million as compared to $3,551 million in the same period of the prior year. Gross margin as a percentage of sales was 21.8% and 22.4% in 1996 and 1995, respectively. The 60 basis point gross margin rate decline was the result of higher levels of promotional and competitive markdowns, lower levels of import merchandise, increased clearance markdowns and the sale of the automotive service business to Penske Auto Centers in the fourth quarter of 1995. The decrease in gross margin from these items was partially offset by fewer markdowns for discontinued merchandise and reduced freight costs.

Selling, General and Administrative ("SG&A") Expenses
     SG&A expenses decreased $222 million for the 26 weeks ended July 31, 1996 to $3,372 million, or 21.2% of sales, from $3,594 million, or 22.6% of sales, in the same period of the prior year. Of the $222 million, approximately $47 million relates to reductions in expenses for comparable U.S. Kmart stores. The remaining decrease, as a percentage of sales, is primarily the result of continued cost reduction initiatives, the impact of stores closed during 1995 and the adoption of FAS 121 in the fourth quarter of 1995. The impact of FAS 121 on depreciation expense was a reduction of $21 million as compared to the same period in the prior year. The total decrease, as a percentage of sales, is primarily the result of continued cost reduction initiatives and the impact of stores closed during 1995, partially offset by the typically higher expenses associated with operations of newer stores.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income (Loss)


                                                  26 Weeks Ended
                                               ---------------------
                                                July 31,    July 26,
($ Millions)                                     1996        1995
                                               ---------   ---------
General Merchandise
- -------------------
  United States                                 $213         $219
  International                                  (16)         (15)
                                                ----         ----
Total General Merchandise                        197          204

  Builders Square                                 19           (2)
                                                ----         ----
Consolidated Operating Income                   $216         $202
                                                ====         ====

     Operating income for the 26 weeks ended July 31, 1996 was $216 million, or 1.4% of sales, as compared to operating income of $202 million, or 1.3% of sales, in the same period of the prior year. The increase in operating income, net of the first quarter 1995 one-time pension curtailment gain of $124 million, was $138 million. This increase was the direct result of the decrease in selling, general and administrative expenses discussed above.

Interest Expense
     Net interest expense for the 26 weeks ended July 31, 1996 was $226 million, or 1.4% of sales, as compared to $223 million, or 1.4% of sales, for the same period of the prior year. The net interest expense on borrowings increased as a result of restrictions on debt repayments in accordance with bank credit facility and certain real estate related debt agreements and higher interest rates due to market conditions and lower debt ratings. The increase in interest expense was partially offset by higher investment interest income resulting from increased cash levels prior to the refinancing. See "Liquidity and Financial Condition".

Income Tax Expense (Benefit)
     Income tax expense for the 26 weeks ended July 31, 1996 was $2 million with an effective tax rate of 34.0% as compared to a benefit of $2 million with an effective tax rate of 34.6% in the same period in the prior year.

Discontinued Operations
     The loss on disposal of discontinued operations for the 26 weeks ended July 31, 1996 was $61 million and reflects the loss on sale of approximately 30% of the Company's investment in the common stock of TPH and the revaluation of its remaining TPH holding. The loss from discontinued operations for the 26 weeks ended July 26, 1995 reflects a net loss of $79 million from the disposal of the Borders Group, Inc. and the Company's remaining investment in OfficeMax, Inc. and The Sports Authority, Inc.

Net Loss
     As the result of the combination of the foregoing factors, primarily effects of the losses from discontinued operations, the net loss for the 26 weeks ended July 31, 1996 was $65 million, or 0.4% of sales, as compared to net loss of $82 million, or 0.5% of sales, in the same period of the prior year.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION -- CONTINUED


LIQUIDITY AND FINANCIAL CONDITION

     For the past nine months, the Company's primary sources of working capital have been cash flows from operations and borrowings through bank facilities. Prior to fall of 1995, the Company also used the commercial paper market as a source of working capital. The Company had working capital of $5,602, $5,558, $4,109 and $3,562 million at July 31, 1996, January 31, 1996, July 26, 1995 and
January 25, 1995, respectively. Working capital ratios were 2.5:1, 2.7:1, 1.8:1 and 1.7:1, respectively, at the same dates. The Company's working capital fluctuates in relation to (i) profitability, (ii) seasonal inventory levels during the course of the year and (iii) the number and timing of new store openings.

         In June 1996, the Company restructured its credit facilities to enhance its credit, liquidity and financial flexibility. The Company entered into a Credit Agreement with Chemical Bank ("Chemical") and Chase Securities, Inc. (successor to Chemical Securities, Inc.) ("CSI") as agents and a syndicate of banks and other financial institutions (the "Lenders") to provide $3.7 billion of financing for three years. The Credit Agreement consists of two credit facilities, a $2.5 billion revolving credit facility (the "Revolver") and a $1.2 billion term loan facility (the "Term Loan").

     Revolver. Under the Revolver, a commitment of $2.5 billion was made available to the Company by the Lenders to refinance indebtedness, to fund the Company's working capital and other operational needs, to finance capital expenditures and for other general corporate purposes. The Revolver matures on June 17, 1999 and amounts borrowed and repaid may be subsequently reborrowed to the extent of the available commitment and subject to compliance with certain provisions. As of July 31, 1996, the Company had $261 million borrowed under the Revolver.

     The interest rates available at the Company's option under the Revolver are based on a specified margin over the following base rates: (i) the highest of
(a) Chemical's prime rate, (b) the secondary market rate for certificates of deposit, plus 1%, and (c) the federal funds effective rate from time to time, plus 0.5% and (ii) the then existing rate for various dollar deposits in the interbank eurodollar market. The Company may also request competitive bid loans, pursuant to which interest rates will be determined by bids submitted by the Lenders at the Company's request.

     The Company may reduce without penalty all or a portion of the commitment under the Revolver to an amount not less than the outstanding borrowings thereunder. Aggregate borrowings under the Revolver and the Term Loan (discussed below) may not exceed the borrowing base, which is the sum of 55% of the value of the Company's eligible inventory and 60% of the net appraised value of certain of the Company's owned real estate.

     The Revolver is subject to an annual clean-down provision, requiring that no amounts are to be outstanding thereunder (excluding undrawn letters of credit) in excess of $750 million for at least 30 consecutive days during each fiscal year. As of July 31, 1996, the Company has met the annual clean-down requirement for the first year of the Credit Agreement.

     Term Loan. Pursuant to the Credit Agreement, certain Lenders provided a $1.2 billion Term Loan to the Company. The Term Loan also matures on June 17, 1999, does not amortize, and all principal amounts then outstanding are due at maturity.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION -- CONTINUED



     The applicable interest rates and voluntary prepayment terms under the Term Loan are determined in the same manner as under the Revolver, subject to an increase of 0.5% over the applicable interest rate margin after the first anniversary of the Term Loan.

     The Term Loan is subject to mandatory prepayment from, among other things, the following: (i) 100% of the net cash proceeds of the incurrence of certain indebtedness; (ii) 50% of the net cash proceeds of any sale or transaction involving certain specified assets; and (iii) 100% of the net cash proceeds of any sale of any existing real properties owned by the Company.

     Guaranty. All obligations under the Credit Agreement are unconditional, guaranteed by the Company's principal domestic subsidiaries, (the "Domestic Subsidiaries").

     Security. The Company and each Domestic Subsidiary, respectively, have granted as security for the borrowings under the Credit Agreement a first perfected security interest in substantially all of their existing and future material United States assets subject to certain exceptions. The Company may elect to cause its obligation to certain vendors in respect of trade accounts payable to be secured by a perfected security interest in inventory, which security interest will be subordinate to the security interest under the Credit Agreement. Upon repayment of the Term Loan, the collateral securing the Credit Agreement obligations will be released automatically under certain circumstances pertaining to the financial condition and credit rating of the Company.

     Covenants. The Credit Agreement contains several affirmative and negative covenants, including among others the following negative covenants: (i) the granting of liens, loans and guarantees; (ii) mergers and sales of certain assets; (iii) dividends and other payments in respect of capital stock; (iv) the ratio of Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("EBITDAR") to interest and rental expense at the end of each fiscal quarter calculated on a rolling four quarter basis; (vi) the ratio of funded debt to capital funds; and (vii) limitations on indebtedness and capital expenditures. The Company was in compliance with all covenants as of July 31, 1996.

     In June of 1996, Kmart Financing I, a Delaware Trust, which is a wholly owned subsidiary of the Company, issued $1 billion of 7 3/4% Trust Convertible Preferred Securities. The net proceeds of this offering and from the Credit Agreement were used to retire existing indebtedness.

     Net cash used for operating activities for the 26 weeks ended July 31, 1996 was $62 million as compared to $363 million for the same period of 1995. The improvement in cash used for operating activities compared to the prior period was primarily the result of decreases in cash used for various accruals and income taxes payable, partially offset by a decrease in cash from discontinued operations. Merchandise inventories increased 0.3% to $7,393 million at July 31, 1996 from $7,371 million at July 26, 1995.

     Net cash used for investing activities was $549 million for the 26 weeks ended July 31, 1996 compared to cash provided by investing activities of $548 million for the 26 weeks ended July 26, 1995. The increase in cash used for investing activities was mainly caused by an increase in real property held for resale as a result of the refinancing of certain real estate related debt in 1996 and a decrease in cash received from asset sales in the prior year.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION--CONTINUED


     Net cash used for financing activities amounted to $25 million during the 26 weeks ended July 31, 1996 compared to $372 million for the 26 weeks ended July 26, 1995. The improvement in cash from financing activities was essentially a result of new financing provided by the New Credit Facility Agreement and the Trust Convertible Preferred Securities offset by the payoff of existing bank credit facilities and certain real estate related debt together with refinancing costs.

     Management believes the funds and liquidity generated by its recently completed debt restructuring together with cash from operations and proceeds from the refinancing or sale of certain real properties held for sale will be sufficient to satisfy its working capital and capital expenditure needs for the duration of the New Credit Facility Agreement.

PART II. OTHER INFORMATION

ITEM 2.  Changes In Securities

Reference is made to management's discussion and analysis under "Liquidity and Financial Condition" as to the Company's Credit Agreement, which contains working capital restrictions and limitations upon the payment of dividends.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

The following information is furnished with respect to the Annual Meeting of Shareholders of Kmart Corporation held during May 1996:

(a) Annual Meeting was held on May 21, 1996.

(b) Not applicable.

(c) Proposal 1
    ----------
    At such meeting all of the nominees for election as directors were elected for the term of office set forth below:

    The votes cast with respect to each nominee for election as a director were as follows:


                                                        Votes to Withhold
                      Year When Term of   Votes for   Authority to Vote for
      Nominee          Office Expires    the Nominee         Nominee
- --------------------  -----------------  -----------  ---------------------
James B. Adamson            1999         367,171,100        7,405,065
Steven F. Bollenbach        1999         367,401,775        7,174,390
Floyd Hall                  1999         367,285,909        7,290,256
Robert D. Kennedy           1999         367,325,394        7,250,771
William P. Weber            1999         367,328,984        7,247,181
James O. Welch, Jr.         1997         367,318,570        7,257,595

     A plurality of the votes cast were in favor of all nominees, and they were therefore elected.

     Proposal 2
     ----------
     The votes cast to amend the Company's Directors Stock Plan regarding non-employee directors' stock compensation were as follows:


                           For --      351,004,380
                       Against --       19,185,141
                       Abstain --        4,405,407

     A majority of the votes cast were in favor of proposal 2 and, therefore, it was passed.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders

     Proposal 3
     ----------
     The votes cast to amend the Company's 1992 Stock Option Plan regarding the authority of the Compensation and Incentives Committee to determine post-employment exercise period and size of awards, were as follows:


                         For --  297,723,228
                     Against --   26,874,237
                     Abstain --    5,086,724

     A majority of the votes cast were in favor of Proposal 3 and, therefore, it was passed.





     Proposal 4
     ----------
     The votes cast to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the 1996 fiscal year:


                         For --  365,901,558
                     Against --    5,814,144
                     Abstain --    2,860,460

     A majority of the votes cast were in favor of Proposal 4 and, therefore, it was passed.

     Proposal 5
     ----------
     The votes cast on the Stockholder Proposal to request the adoption of a stock option plan whereby certain awards are contingent upon stock price increases were as follows:


                         For --   45,155,471
                     Against --  191,435,254
                     Abstain --    8,220,168

     A majority of the votes cast were not in favor of Proposal 5 and, therefore, it was not passed.

     Proposal 6
     ----------
     The votes cast on the Stockholder Proposal to request the adoption of cumulative voting were as follows:


                         For --   64,660,054
                     Against --  156,171,799
                     Abstain --   23,977,884

     A majority of the votes cast were not in favor of Proposal 6 and, therefore, it was not passed.

ITEM 4.  Submission Of Matters To A Vote Of Security Holders


         Proposal 7
         ----------
         The votes cast on the Stockholder Proposal to request the elimination of the classification of the Board of Directors were as follows:


                            For --        95,921,580
                        Against --       126,494,631
                        Abstain --        22,393,496

         A majority of the votes cast were not in favor of Proposal 7 and , therefore, it was not passed.

         Proposal 8
         ----------
         The votes cast on the Stockholder Proposal to request the elimination of the current retirement plan for non-employee directors were as follows:


                            For --        65,797,607
                        Against --       155,496,201
                        Abstain --        23,517,998

         A majority of the votes cast were not in favor of Proposal 8 and, therefore, it was not passed.

         Proposal 9
         ----------
         The votes cast on the Stockholder Proposal to request a feasibility study of a sale or merger of Kmart or other extraordinary initiatives were as follows:


                            For --        30,202,767
                        Against --       202,151,056
                        Abstain --        12,457,785

         A majority of the votes cast were not in favor of Proposal 9 and, therefore, it was not passed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 11 - Information on Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K: Four (4) reports were filed on Form 8-K by the Registrant during the 13 weeks ended July 31, 1996.

                 The first report, dated May 24, 1996 contained a press release announcing first quarter results.

                 The second report, dated June 10, 1996 contained a restatement of prior period results relating to the divestiture of Thrifty PayLess Holdings, Inc.

ITEM 6.  Exhibits And Reports On Form 8-K


               The third report, dated June 25, 1996 contained the following exhibits filed in connection with the Company's Registration Statement on Form S-3:

                    1) Underwriting Agreement, 2) Indenture, 3) Form of Trust Convertible Preferred Security, 4) Form of Convertible Debenture, 5) Amended and Restated Declaration of Trust of Kmart Financing I, a First Supplemental Indenture and a Trust Convertible Preferred Securities Guarantee Agreement.

               The fourth report, dated July 18, 1996, reported written agreements entered into by Kmart Corporation regarding a $3.7 billion credit facility.

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













                Date:                September 12, 1996
                                     Kmart Corporation
                                 ----------------------------------------
                                        (Registrant)

                By:               /s/ M.E. Welch, III
                                ------------------------------
                                      M.E. Welch, III
                                  SENIOR VICE PRESIDENT AND
                                   CHIEF FINANCIAL OFFICER
                                    (Duly Authorized Officer,
                                   Principal Financial Officer)

                By:              /s/ William C. Najdecki
                                -----------------------------
                                     William C. Najdecki
                                  VICE PRESIDENT CONTROLLER
                                  (Duly Authorized Officer,
                                Principal Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION
- -----------           -----------

  11                  Information on Computation of Per Share Earnings

  27                  Financial Data Schedule