Form 10-Q
period 1996-10-30
KMART CORP
filed 1996-12-11
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 1996

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                                --------------    -------------

Commission File No. 1-327
                    -----

                               KMART CORPORATION
                               -----------------
             (Exact name of registrant as specified in its charter)


                     Michigan                               38-0729500
--------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

3100 West Big Beaver Road - Troy, Michigan                     48084
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        (810) 643-1000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed, by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                      ---       ---

As of November 27, 1996, 484,361,240 shares of Common Stock of the Registrant were outstanding.

                                     INDEX


PART I   FINANCIAL INFORMATION                                             PAGE
------   ---------------------                                            ------
Item 1.  Financial Statements

         Consolidated Statements of Operations --                           3
         13 weeks and 39 weeks ended
         October 30, 1996 and October 25, 1995

         Consolidated Balance Sheets --                                     4
         October 30, 1996, October 25, 1995 and
         January 31, 1996

         Consolidated Statements of Cash Flows --                           5
         39 weeks ended October 30, 1996 and
         October 25, 1995

         Notes to Consolidated Financial                                  6 - 7
         Statements

Item 2.  Management's Discussion and Analysis of                          8 - 16
         Results of Operations and Financial
         Condition

PART II  OTHER INFORMATION
-------  -----------------
Item 4.  Submission of Matters to a Vote                                    17
         of Security Holders

Item 6.  Exhibits and Reports on Form 8-K                                   17

         Signatures                                                         18

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                  (Unaudited)



                                                          13 Weeks Ended                             39 Weeks Ended
                                                 ---------------------------------        ------------------------------------
                                                   October 30,        October 25,            October 30,          October 25,
                                                      1996               1995                   1996                 1995
                                                   -----------        -----------            -----------          -----------
Sales                                               $  7,847            $  7,975               $ 23,739             $ 23,858
Cost of sales, buying and occupancy                    6,077               6,286                 18,506               18,618
                                                    --------            --------               --------             --------
Gross margin                                           1,770               1,689                  5,233                5,240

Licensee fees and other income                            63                  66                    188                  187

Selling, general and administrative expenses           1,686               1,834                  5,058                5,428
Gain on pension curtailment                                -                   -                      -                 (124)
                                                    --------            --------               --------             --------
Operating income (loss)                                  147                 (79)                   363                  123
Interest expense, net                                    123                  96                    349                  319
                                                    --------            --------               --------             --------
Income (loss) from continuing operations
 before income taxes, equity income, and dividends
 on convertible preferred securities of subsidiary        24                (175)                    14                 (196)
Equity in net income of unconsolidated company             8                   7                     22                   23
Income taxes (benefit)                                    10                 (50)                    12                  (52)
Dividends on convertible preferred securities of
 subsidiary, net of income taxes of $7 and $10,
 respectively                                             13                   -                     19                    -
                                                    --------            --------               --------             --------
Net income (loss) from continuing operations               9                (118)                     5                 (121)
Gain (loss) on disposal of discontinued operations,
 net of income taxes of $26, $33 and $88,
 respectively                                              -                  49                    (61)                 (30)
                                                    --------            --------               --------             --------
Net income (loss)                                   $      9            $    (69)              $    (56)            $   (151)
                                                    ========            ========               ========             ========

Earnings (loss) per common share:
 Continuing operations                              $   0.02            $  (0.26)              $   0.01             $  (0.28)
 Gain (loss) on disposal of discontinued
  operations                                               -                0.11                  (0.13)               (0.06)
                                                    --------            --------               --------             --------
 Net income (loss)                                  $   0.02            $  (0.15)              $  (0.12)            $  (0.34)
                                                    ========            ========               ========             ========
 Dividends declared per common share                       -            $   0.12                      -             $   0.36
                                                    ========            ========               ========             ========
 Primary weighted average shares (millions)            486.9               460.1                  485.6                459.3

          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in millions)
                                  (Unaudited)



                                                                                  October 30,       October 25,       January 31,
                                                                                     1996              1995              1996
                                                                                 -------------     -------------    --------------
ASSETS
Current Assets:
 Cash (includes temporary investments of $94, $178 and $637, respectively)         $    480          $    470          $  1,095
 Merchandise inventories                                                              8,721             8,409             6,635
 Other current assets                                                                 1,437             1,017             1,092
 Net current assets of discontinued operations                                          219                88                 -
                                                                                   --------          --------          --------
Total current assets                                                                 10,857             9,984             8,822

Investments in affiliated retail companies                                               52                80                94
Property and equipment, net                                                           4,912             5,900             5,301
Property held for sale                                                                  882               590               434
Other assets and deferred charges                                                       404               205               432
Net long-term assets of discontinued operations                                           -               328               314
                                                                                   --------          --------          --------
                                                                                   $ 17,107          $ 17,087          $ 15,397
                                                                                   ========          ========          ========
LIABILITIES AND EQUITY
Current Liabilities:
 Long-term debt due within one year                                                $    155          $      9          $      7
 Notes payable                                                                            -             1,944                 -
 Trade accounts payable                                                               3,154             3,206             1,993
 Accrued payrolls and other liabilities                                               1,114             1,046             1,076
 Taxes other than income taxes                                                          245               304               188
                                                                                   --------          --------          --------
Total current liabilities                                                             4,668             6,509             3,264

Capital lease obligations                                                             1,538             1,704             1,629
Long-term debt and notes payable                                                      3,576             1,954             3,935
Other long-term liabilities                                                           1,046             1,202             1,289
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary Trust holding solely 7 3/4% convertible junior subordinated
 debentures of Kmart (redemption value $1,000 at July 31, 1996)                         980                 -                 -
Preferred stock, 10,000,000 shares authorized                                             -               131                 -
Common stock, 1,500,000,000 shares authorized; shares issued
 486,966,508; 465,249,073 and 486,511,184, respectively                                 487               465               486
Capital in excess of par value                                                        1,610             1,514             1,624
Retained earnings                                                                     3,270             3,752             3,326
Net unrealized holding gain on investment                                                45                 -                 -
Treasury shares and restricted stock                                                    (45)              (92)              (92)
Foreign currency translation adjustment                                                 (68)              (52)              (64)
                                                                                   --------          --------          --------
                                                                                   $ 17,107          $ 17,087          $ 15,397
                                                                                   ========          ========          ========

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

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)
                                  (Unaudited)


                                                                                      39 Weeks Ended
                                                                              -----------------------------
                                                                               October 30,      October 25,
                                                                                  1996             1995
                                                                              -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations                                     $     5         $  (121)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
  Depreciation and amortization                                                      487             512
  Deferred income taxes                                                              169              97
  Undistributed equity income and dividends received                                  42              29
  Decrease in other long-term liabilities                                           (221)           (180)
  Increase in inventories                                                         (2,086)         (1,556)
  Increase in accounts payable                                                     1,161             568
  Changes in certain assets and liabilities                                         (125)           (619)
                                                                                 -------         -------
Net cash used for continuing operations                                             (568)         (1,270)
Discontinued operations                                                               41             (32)
                                                                                 -------         -------
Net cash used for operating activities                                              (527)         (1,302)
                                                                                 -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                              (197)           (425)
  Increase in property held for sale                                                (583)           (426)
  Proceeds from asset sales and divestitures, net                                    182           1,526
  Other, net                                                                          11              (4)
                                                                                 -------         -------
  Net cash provided by (used for) investing activities                              (587)            671
                                                                                 -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt and notes payable                       2,013           1,258
  Refinancing costs related to long-term debt and notes payable                     (196)              -
  Reduction in long-term debt and notes payable                                   (2,225)           (335)
  Issuance of convertible preferred securities of subsidiary Trust, net              971               -
  Reduction in capital lease obligations                                             (96)            (88)
  Dividends paid                                                                       -            (226)
  Other, net                                                                          32              12
                                                                                 -------         -------
  Net cash provided by financing activities                                          499             621
Net decrease in cash and equivalents                                                (615)            (10)
Cash and equivalents at beginning of year                                          1,095             480
                                                                                 -------         -------
Cash and equivalents at end of period                                            $   480         $   470
                                                                                 =======         =======

          See accompanying Notes to Consolidated Financial Statements.

                               KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.) Basis of Presentation

         These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes included in the Company's 1995 Annual Report and Form 10-K filed for the fiscal year ended January 31, 1996.

         Certain reclassifications of prior year balance sheet accounts have been made to conform to current year presentation.

2.) Trust Convertible Preferred Securities

         On June 17, 1996, a trust sponsored and wholly owned by the Company issued 20,000,000 shares of Trust Convertible Preferred Securities (the "Preferred Securities"). The Company has provided a full and unconditional guarantee of amounts due on the Preferred Securities. The net proceeds from this transaction were used by the Company together with (i) the proceeds of borrowings under a Credit Agreement dated June 6, 1996, by and among the Company, the several banks, financial institutions and other entities parties thereto and Chemical Bank, as Administrative Agent and (ii) available cash balances resulting from the removal of payment restrictions contained in the Company's then existing bank credit facilities and certain real estate related debt, to repay such bank credit facilities and certain real estate related debt, to fund the Company's working capital and other operational needs, to finance capital expenditures and for other general corporate purposes.

         The Preferred Securities accrue and pay cash distributions quarterly at a rate of 7 3/4% per annum of the stated liquidation amount of $50 per Preferred Security.

3.) Discontinued Operations and Divestitures

         In April 1996, the Company received $62 million from the sale of approximately 30% of its investment in the common stock of Thrifty PayLess Holdings, Inc. ("TPH"). In conjunction with the sale, the Company revalued its remaining investment and recorded a $61 million loss in discontinued operations, net of income taxes. During the second quarter, the Company sold an additional approximate 3% of its original investment in TPH and received $8 million in net proceeds. As a result of management's intent to dispose of its remaining interest within a one-year time frame, the Company accounted for its investment in TPH as a discontinued operation. At October 30, 1996, the Company recorded a $45 million, net of tax, balance sheet only mark-to-market adjustment for its remaining investment in TPH.

         During October 1996, Rite Aid Corporation ("Rite Aid"), reached an agreement with TPH to merge TPH into Rite Aid. Rite Aid will exchange 0.65 of its shares for each share of TPH. As a result, Kmart will own approximately 6.9 million shares of Rite Aid common stock, representing approximately 5% of Rite Aid's outstanding common stock. The transaction is expected to close December 12, 1996.

                               KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.)  Pension Curtailment

          Prior to 1996, U.S. Kmart and Builders Square had defined benefit pension plans covering eligible associates who met certain requirements of age, length of service and hours worked per year. Effective January 31, 1996, the pension plans were frozen and associates no longer earn additional benefits under the plans. As a result, the Company recorded a pretax net pension curtailment gain of $124 million in the first quarter of 1995.

5.)  Inventories and Cost of Merchandise Sold

          Substantially all of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Estimates are used for LIFO purposes in the interim consolidated financial statements as LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized. Inventories valued on LIFO at October 30, 1996, October 25, 1995 and January 31, 1996 were $764 million, $812 million and $751 million lower than the amounts that would have been reported under the first-in, first-out (FIFO) method, respectively.

ITEM 2
                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


FOR THE 13 WEEKS ENDED OCTOBER 30, 1996

Results of Operations

Store Activity
The Company's store activity for the 13 weeks ended October 30, 1996 is summarized as follows:


                                               Third Quarter
                                 July 31,        Activity         October 30,  October 25,
                                           ---------------------
General Merchandise                1996       Opened     Closed      1996         1995
-------------------              --------  ------------  -------  -----------  -----------
Kmart:
 United States                      2,143        4          (4)       2,143        2,165
 Canada                               127        -          (2)         125          127
International and Other                 4        -           -            4            6
                                 --------    -----       -----       ------       ------
   Total General Merchandise        2,274        4          (6)       2,272        2,298

Builders Square                       168        -           -          168          168
                                 --------    -----       -----       ------       ------
   Total Continuing                 2,442        4          (6)       2,440        2,466
                                 --------    -----       -----       ------       ------
Singapore (a)                           3        -          (3)           -            3
Czech and Slovak Republics (b)          -        -           -            -           13
                                 --------    -----       -----       ------       ------
   Total Stores                     2,445        4          (9)       2,440        2,482
                                 ========    =====       =====       ======       ======

(a)  The Company closed its Singapore stores during the third quarter of 1996.
(b) The Company completed the sale of its Czech and Slovak Republics operations during the first quarter of 1996.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued

Sales

                                                           % Change
                                                       -----------------
                             October 30,  October 25,   All   Comparable
($ Millions)                    1996         1995      Stores   Stores
                             -----------  -----------  ------ ----------
General Merchandise
 United States                  $6,989       $7,012     (0.3)     0.8
 International                     224          305    (26.9)    (5.2)
                                ------       ------
Total General Merchandise        7,213        7,317     (1.4)     0.4

Builders Square                    634          658     (3.6)    (2.6)
                                ------       ------
Consolidated Sales              $7,847       $7,975     (1.6)     0.1
                                ======       ======

International comparable store sales change is calculated on sales in the applicable local currency.


Sales
     Sales for the 13 weeks ended October 30, 1996 were $7,847 million, a 1.6% decrease from sales of $7,975 million in the same period of the prior year. Comparable store sales increased 0.1% over the same period of the prior year. The increase in comparable sales resulted from continued promotional activity and better in-stock positions in the U.S. Kmart division, while the decrease in total sales primarily reflects fewer number of open stores together with continued weak sales in Canadian and Builders Square operations. Comparable sales in the prior year period increased 2.6% as a result of aggressive markdowns and liquidation of discontinued hardlines merchandise throughout all stores. Clearance markdowns in the 89 stores that closed in the prior year period also contributed to the prior year comparable sales gain. As discussed below, the Company did not have the same level of aggressive clearance of merchandise in the current year period which contributed to the low level of comparable sales growth.

Gross Margin
     Gross margin for the 13 weeks ended October 30, 1996 was $1,770 million as compared to $1,689 million in the same period of the prior year. Gross margin as a percentage of sales was 22.6% and 21.2% in 1996 and 1995, respectively. The 140 basis point gross margin rate improvement was the result of significantly lower levels of clearance markdowns and higher invoice markon as a result of reduced costs and a higher mix of import merchandise. The prior year period included margin deterioration of 90 basis points as a result of aggressive clearance of discontinued merchandise and promotional activity discussed above.

Selling, General and Administrative ("SG&A") Expenses
     SG&A expenses decreased $148 million for the 13 weeks ended October 30, 1996 to $1,686 million, or 21.5% of sales, from $1,834 million, or 23.0% of sales, in the same period of the prior year. Of the $148 million, approximately $76.2 million relates to reductions in expenses for comparable U.S. Kmart stores. The remaining decrease, as a percentage of sales, is primarily the result of cost reduction initiatives, the impact of stores closed during 1995 and the adoption of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") in the fourth quarter of 1995. The impact of FAS 121 on depreciation expense was a reduction of $14.2 million as compared to the prior year period.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued

Operating Income (Loss)

                                      13 Weeks Ended
                                 ------------------------
                                 October 30,  October 25,
(Millions $)                        1996         1995
                                 -----------  -----------
General Merchandise
 United States                      $  139      $  (81)
 International                           4           5
                                    ------      ------
Total General Merchandise              143         (76)

Builders Square                          4          (3)
                                    ------      ------
Consolidated Operating Income       $  147      $  (79)
                                    ======      ======

     Operating income for the 13 weeks ended October 30, 1996 was $147 million, or 1.9% of sales, as compared to an operating loss of $79 million, or (1.0)% of sales, in the same period of the prior year. This improvement was the direct result of the decrease in selling, general and administrative expenses and the increase in gross margin rates as discussed on page 9.

Interest Expense
     Net interest expense for the 13 weeks ended October 30, 1996 was $123 million, or 1.6% of sales, as compared to $96 million, or 1.2% of sales, for the same period of the prior year. Net interest for the prior year period was unusually low as a result of a $17 million favorable litigation settlement and lower average borrowings as a result of over $1 billion of proceeds from asset sales and divestitures received in the first nine months of the prior year. Current quarter net interest expense includes $13 million of amortization of debt expenses related to the Company's refinancing completed in June of this year. See "Liquidity and Financial Condition".

Income Tax Expense (Benefit)
     Income tax expense for the 13 weeks ended October 30, 1996 was $10 million with an effective tax rate of 34.0% as compared to a $50 million tax benefit at an effective tax rate of 29.9% in the same period of the prior year.

Discontinued Operations
     The net gain from discontinued operations in the third quarter of the prior year reflected the sale of the Company's remaining interest in The Sports Authority, Inc.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued


FOR THE 39 WEEKS ENDED OCTOBER 30, 1996

Results of Operations

Store Activity
The Company's store activity for the 39 weeks ended October 30, 1996 is summarized as follows:


                                                Year-to-Date
                                January 31,       Activity       October 30, October 25,
                                            -------------------
General Merchandise                1996       Opened     Closed     1996        1995
-------------------             ----------  -----------  ------  ----------- -----------
Kmart:
 United States                     2,161         18        (36)     2,143        2,165
 Canada                              127          -         (2)       125          127
International and Other                6          -         (2)         4            6
                                  ------      -----      -----     ------       ------
    Total General Merchandise      2,294         18        (40)     2,272        2,298

Builders Square                      167          2         (1)       168          168
                                  ------      -----      -----     ------       ------
    Total Continuing               2,461         20        (41)     2,440        2,466
                                  ------      -----      -----     ------       ------
Singapore (a)                          3          -         (3)         -            3
Czech and Slovak Republics (b)        13          -        (13)         -           13
                                  ------      -----      -----     ------       ------
    Total Stores                   2,477         20        (57)     2,440        2,482
                                  ======      =====      =====     ======       ======

(a)  The Company closed its Singapore stores during the third quarter of 1996.
(b) The Company completed the sale of its Czech and Slovak Republics operations during the first quarter of 1996.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued

Sales

                                                            % Change
                                                       ------------------
                             October 30,  October 25,   All    Comparable
($ Millions)                    1996         1995      Stores    Stores
                             -----------  -----------  ------  ----------
General Merchandise
 United States                 $21,017      $20,962      0.3       2.2
 International                     736          850    (13.4)     (1.2)
                               -------      -------
Total General Merchandise       21,753       21,812     (0.3)      2.2

Builders Square                  1,986        2,046     (2.9)     (2.1)
                               -------      -------
Consolidated Sales             $23,739      $23,858     (0.5)      1.8
                               =======      =======

International comparable store sales change is calculated on sales in the applicable local currency.


Sales
     Sales for the 39 weeks ended October 30, 1996 were $23,739 million, a 0.5% decrease from sales of $23,858 million in the same period of the prior year. Comparable store sales increased 1.8% over the same period of the prior year. The increase in comparable sales resulted from continued promotional activity and better in-stock positions in the U.S. Kmart division, while the decrease in total sales reflects fewer number of open stores together with weak sales in Canadian and Builders Square operations.

Gross Margin
     Gross margin for the 39 weeks ended October 30, 1996 was $5,233 million as compared to $5,240 million in the same period of the prior year. Gross margin as a percentage of sales was 22.0% in both 1996 and 1995, respectively. The gross margin rate was 60 basis points below the prior year for the first six months. The 140 basis point improvement in the third quarter, discussed above, brought the year to date margin rate to prior year levels. The Company's overall gross margin rate is 30 basis points over the prior year nine month period after taking into account the prior year sale of the Company's automotive service business to Penske Auto Centers in the fourth quarter of 1995.

Selling, General and Administrative ("SG&A") Expenses
     SG&A expenses decreased $370 million for the 39 weeks ended October 30, 1996 to $5,058 million, or 21.3% of sales, from $5,428 million, or 22.8% of sales, in the same period of the prior year. Of the $370 million reduction, approximately $121.3 million relates to reductions in expenses for comparable U.S. Kmart stores. The remaining decrease, as a percentage of sales, is primarily the result of continued cost reduction initiatives, the impact of stores closed during 1995 and the adoption of FAS 121 in the fourth quarter of 1995. The impact of FAS 121 on depreciation expense was a reduction of $41.4 million as compared to the same period in the prior year.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued

Operating Income (Loss)

                                       39 Weeks Ended
                                  ------------------------
                                  October 30,  October 25,
(Millions  $)                        1996         1995
                                  -----------  -----------
General Merchandise
  United States                      $352         $138
  International                       (12)         (10)
                                     ----         ----
Total General Merchandise             340          128

Builders Square                        23           (5)
                                     ----         ----
Consolidated Operating Income        $363         $123
                                     ====         ====

     Operating income for the 39 weeks ended October 30, 1996 was $363 million, or 1.5% of sales, as compared to operating income of $123 million, or 0.5% of sales, in the same period of the prior year. The increase in operating income, net of the first quarter 1995 one-time pension curtailment gain of $124 million, was $364 million. This increase was the direct result of the decrease in selling, general and administrative expenses and the increase in gross margin rates as discussed on page 12.

Interest Expense
     Net interest expense for the 39 weeks ended October 30, 1996 was $349 million, or 1.5% of sales, as compared to $319 million, or 1.3% of sales, for the same period of the prior year. The net interest expense on borrowings increased as a result of restrictions on debt repayments, prior to refinancing, in accordance with the bank credit facility and certain real estate related debt agreements and higher interest rates due to market conditions and lower debt ratings. The increase in interest expense was partially offset by higher investment interest income resulting from increased cash levels prior to the refinancing. Additionally, the prior year period was unusually low as a result of a $17 million favorable litigation settlement and lower average borrowings as a result of over $1 billion of proceeds from asset sales and divestitures received in the first nine months of the prior year. See "Liquidity and Financial Condition".

Income Tax Expense (Benefit)
     Income tax expense for the 39 weeks ended October 30, 1996 was $12 million with an effective tax rate of 34.0% as compared to a benefit of $52 million with an effective tax rate of 30.0% in the same period in the prior year.

Discontinued Operations
     The loss on disposal of discontinued operations for the 39 weeks ended October 30, 1996 was $61 million and reflects the loss on sale of approximately 30% of the Company's investment in the common stock of TPH and the revaluation of its remaining TPH holding. The $30 million loss from discontinued operations for the 39 weeks ended October 25, 1995 reflects a net loss from the disposal of the Borders Group, Inc. and the Company's remaining investment in OfficeMax, Inc. and The Sports Authority, Inc.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION--Continued


Liquidity and Financial Condition

     For the past nine months, the Company's primary sources of working capital have been cash flows from operations and borrowings through bank facilities. Prior to fall of 1995, the Company also used the commercial paper market as a source of working capital. The Company had working capital of $6,189, $5,558, $3,475 and $3,561 million at October 30, 1996, January 31, 1996, October 25, 1995 and January 25, 1995, respectively. Working capital ratios were 2.3:1, 2.7:1, 1.5:1 and 1.6:1, respectively, at the same dates. The Company's working capital fluctuates in relation to (i) profitability, (ii) seasonal inventory levels during the course of the year and (iii) the number and timing of new store openings and closings.

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

     Revolver. Under the Revolver, a commitment of $2.5 billion was made available to the Company by the Lenders to refinance indebtedness, to fund the Company's working capital and other operational needs, to finance capital expenditures and for other general corporate purposes. The Revolver matures on June 17, 1999. Amounts borrowed and repaid may be subsequently reborrowed to the extent of the available commitment and subject to compliance with certain provisions. As of October 30, 1996, the Company had $822 million borrowed under the Revolver.

     The interest rates available, at the Company's option, under the Revolver are based on a specified margin over the following base rates: (i) the highest of (a) Chemical's prime rate, (b) the secondary market rate for certificates of deposit, plus 1%, and (c) the federal funds effective rate from time to time, plus 0.5% and (ii) the then existing rate for various dollar deposits in the interbank eurodollar market. The Company may also request competitive bid loans, pursuant to which interest rates will be determined by bids submitted by the Lenders at the Company's request.

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

     The Revolver is subject to an annual clean-down provision, requiring that no amounts are to be outstanding thereunder (excluding undrawn letters of credit) in excess of $750 million for at least 30 consecutive days during each fiscal year. As of October 30, 1996, the Company has met the annual clean-down requirement for the first year of the Credit Agreement.

     Term Loan. Pursuant to the Credit Agreement, certain Lenders provided a $1.2 billion Term Loan to the Company. The Term Loan also matures on June 17, 1999, does not amortize, and all principal amounts then outstanding are due at maturity. As of October 30, 1996, the Company had $1.19 billion outstanding under the Term Loan.

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

     The Term Loan is subject to mandatory prepayment from, among other things, the following: (i) 100% of the net cash proceeds of the incurrence of certain indebtedness; (ii) 50% of the net cash proceeds of any sale or transaction involving certain specified assets; and (iii) 100% of the net cash proceeds of any sale of certain real properties owned by the Company.

     Guaranty. All obligations under the Credit Agreement are unconditional and are guaranteed by the Company's principal domestic subsidiaries (the "Domestic Subsidiaries").

     Security. The Company and each Domestic Subsidiary, respectively, have granted as security for the borrowings under the Credit Agreement a first perfected security interest in substantially all of their existing and future material United States assets, subject to certain exceptions. The Company may elect to cause its obligations to certain vendors in respect of trade accounts payable to be secured by a perfected security interest in inventory, which security interest will be subordinate to the security interest under the Credit Agreement. Upon repayment of the Term Loan, the collateral securing the Credit Agreement obligations will be released automatically under certain circumstances pertaining to the financial condition and credit rating of the Company.

     Covenants. The Credit Agreement contains several affirmative and negative covenants, including, among others, the following negative covenants (i) the granting of liens, loans and guarantees; (ii) mergers and sales of certain assets; (iii) dividends and other payments in respect of capital stock; (iv) the ratio of Earnings Before Interest, Taxes, Depreciation, Amortization and Rent ("EBITDAR") to interest and rental expense at the end of each fiscal quarter calculated on a rolling four quarter basis; (vi) the ratio of funded debt to capital funds; and (vii) limitations on indebtedness and capital expenditures. The Company was in compliance with all covenants as of October 30, 1996.

     In June of 1996, Kmart Financing I, a Delaware Trust, which is a wholly owned subsidiary of the Company, issued $1 billion of 7 3/4% Trust Convertible Preferred Securities. The net proceeds from this offering and borrowings under the Credit Agreement were used to retire existing indebtedness.

     Net cash used for operating activities for the 39 weeks ended October 30, 1996 was $527 million as compared to $1.30 billion for the same period of 1995. The improvement in cash used for operating activities compared to the prior period was primarily the result of decreases in cash used for various accruals and income taxes payable, partially offset by a decrease in cash from discontinued operations. Merchandise inventories increased 3.7% to $8.72 billion at October 30, 1996 from $8.41 billion at October 25, 1995.

     Net cash used for investing activities was $587 million for the 39 weeks ended October 30, 1996 compared to cash provided by investing activities of $671 million for the same period of 1995. The prior year period included $1.53 billion of net proceeds from asset sales and divestitures, while the current year period reflects an increase in cash used for investing activities caused by an increase in property held for sale as a result of the refinancing of certain real estate related debt in June 1996.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION--Continued


     Net cash provided by financing activities amounted to $499 million during the 39 weeks ended October 30, 1996 compared to $621 million for the same period of 1995. The improvement in cash from financing activities was essentially a result of new financing provided by the Credit Agreement and the offering of the Trust Convertible Preferred Securities, and the discontinuance of dividend payments on the Company's common stock, offset by the payment of the Company's former bank credit facilities, certain real estate related debt and refinancing costs.

     Management believes the funds and liquidity generated by debt restructuring together with cash from operations and proceeds from the refinancing or sale of certain real properties held for sale will be sufficient to satisfy its working capital and capital expenditure needs for the duration of the Credit Agreement.

PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to the Annual Meeting of Kmart held on May 21, 1996:

Proposal 7

The Registrant hereby amends the results of the vote on a Stockholder Proposal to request the elimination of the classification of the Board of Directors previously reported in its Form 10-Q for the quarterly period ended July 31, 1996, as follows:


                            For --      136,427,109
                            Against --  102,476,486
                            Abstain --   22,393,496


ITEM 6.  Exhibits and Reports on Form 8-K

(a)     The following exhibits are filed as a part of this report:

        Exhibit 11 - Information on Computation of Per Share Earnings
        Exhibit 27 - Financial Data Schedule (EDGAR filing only)

(b)     Reports on Form 8-K:   One report was filed on Form 8-K by the
        Registrant during the 13 weeks ended October 30, 1996.

        This report, dated June 17, 1996, reported opinions and a consent filed in connection with the Company's Registration Statement on Form S-3.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.






                        Date:                December 11, 1996
                                             Kmart Corporation
                                         ------------------------------
                                                (Registrant)

                        By:                  William C. Najdecki
                                          ------------------------------
                                             William C. Najdecki
                                          VICE PRESIDENT CONTROLLER
                                          (Duly Authorized Officer,
                                        Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    11                 Information on Computation of per share earnings

    27                 FINANCIAL DATA SCHEDULE