Form 10-K
period 1997-01-29
KMART CORP
filed 1997-04-14
CIK 56824

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
--  OF 1934
For the fiscal year ended January 29, 1997

       or

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.

Commission File No. 1-327


                               KMART CORPORATION
                               -----------------
           (Exact name of registrant as specified in its charter)

                     Michigan                               38-0729500
-------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

    3100 West Big Beaver Road - Troy, Michigan                 48084
--------------------------------------------------  ---------------------------
     (Address of principal executive offices)               (zip code)

Registrant's telephone number, including area code        (810) 643-1000
                                                          --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:


                                              Name of each Exchange
     Title of each class                       on which registered
-----------------------------         ---------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock including common stock, held by non-affiliates of the registrant on March 26, 1997 was $6,128,980,942. The market value of the common stock is based on the closing price on the New York Stock Exchange on such date.

As of March 26, 1997, 485,463,837 shares of Common Stock of the Registrant, held by 96,123 shareholders, were outstanding.

Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Preliminary Proxy Statement dated April 14, 1997 in connection with the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I
Item 1.  Business

     History

     Kmart Corporation ("Kmart", or the "Registrant"), one of the world's largest mass merchandise retailers, was incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by its founder, S. S. Kresge, who opened his first store in 1899. After operating Kresge department stores for over 45 years, the Kmart store program commenced with the opening of the first Kmart store in March 1962.

     U.S. General Merchandise Operations

     The dominant portion of the Registrant's operations is in a single industry: general merchandise retailing through the operation of a chain of 2,134 Kmart discount stores with locations in each of the 50 United States, Puerto Rico, the U.S. Virgin Islands and Guam, including 96 Super Kmart Centers, all in the United States, at January 29, 1997. Kmart's general merchandise retail operations are located in 311 of the 316 Metropolitan Statistical Areas (MSAs) in the United States. In addition, Kmart stores occupy each of the three MSAs in Puerto Rico. Kmart stores are generally one-floor, free-standing units. Traditional Kmart general merchandise stores range from 40,000 to 120,000 square feet with the majority of stores which have been modernized in the range of 85,000 to 120,000 square feet. Kmart's new high frequency format was rolled out to 152 stores in 1996. This format emphasizes consumables and convenience. It is the Registrant's plan, if performance meets expectations, to refurbish as many as 450 stores per year for the next three years to this format. Super Kmart Centers range from 135,000 to 194,000 square feet and feature a full line of general merchandise and groceries as well as a variety of ancillary services including video rentals, dry cleaning, hair care, optical and floral shops. Full-size stores operate in the most densely populated urban areas and are geographically located to increase customer awareness and maximize customer convenience and accessibility.

     International General Merchandise Operations

     Kmart Canada Co. - At January 29, 1997, Kmart Canada operated 123 Kmart stores located in all ten provinces. The Kmart stores in Canada range in size from 45,000 to 97,000 square feet and offer a wide variety of general merchandise at discount prices.

     Mexico - In 1993, Kmart entered into a joint venture with El Puerto de Liverpool, S.A. de C.V. to build and operate grocery and general merchandise stores in Mexico that are patterned after the Super Kmart
Centers in the United States.   At January 29, 1997, the joint venture
company operated four stores in Mexico. In February 1997, Kmart entered into an agreement with Controladora Comercial Mexicana, S.A. de C.V. ("CCM") for the purchase of Kmart's interest in the joint venture. Under the terms of the agreement CCM purchased Kmart's interest for approximately $74 million, which approximated book value, and assumed the Registrants operations in Mexico. The transaction was concluded March 26, 1997.

     Singapore - In 1993, Kmart entered into a joint venture with Metro (Private) Limited to open and operate Kmart stores in Singapore. In August 1996, the joint venture discontinued Kmart store operations in Singapore.

     Information regarding the Registrant's analysis of consolidated operations appearing in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 20 of the Registrant's 1996 Annual Report to Shareholders, is incorporated herein by reference.

     Information regarding the Registrant's discontinued operations and dispositions appearing in Note 3 of the "Notes to Consolidated Financial Statements" on page 27 of the Registrant's 1996 Annual Report to
Shareholders, is incorporated herein by reference.

     Sales of merchandise through Traditional Kmart and Super Kmart Centers is the only significant industry segment of which the Registrant is part. Reference is made to the financial information incorporated by reference in this report for the results of the Company's operations.

     Competition

     Kmart is one of the world's largest mass merchandise retailers and has several major competitors on a national level, including Dayton-Hudson's Target stores, J.C. Penney, Sears and Wal-Mart, and many competitors on a local level which compete with Kmart's individual stores. Success in the competitive market is based on factors such as price, quality, service, product mix and convenience.


     Seasonality

     The Registrant's business is highly seasonal and depends to a significant extent on the results of operations for the last quarter of the fiscal year.

     Credit Sales

     In March 1996, the Registrant launched a brand new private label Kmart Credit Card through Beneficial National Bank USA ("BNB USA"), a unit of Beneficial Corporation. Substantially all the Registrant's stores accept major bank credit cards as payment for merchandise.

     Employees

     The Registrant employed approximately 265,000 persons as of January
29, 1997.

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

Item 2.  Properties

     At January 29, 1997, the Registrant, its subsidiaries and the joint ventures to which it is a party, operated a total of 2,261 general merchandise stores: 2,134 in the United States, Puerto Rico, the U.S. Virgin Islands and Guam, 123 in Canada and four in Mexico. With the exception of 118 store facilities which are either partially or wholly owned, the Registrant leases its store facilities.

     The Registrant owns its International Headquarters and one administrative building in Troy, Michigan and leases administrative buildings in Royal Oak, Michigan and North Bergen, New Jersey. The Registrant leases 19 United States distribution and port centers for initial terms of 10 to 30 years with options to renew for additional terms. In addition, the Registrant owns or leases 735 parcels not currently used for store operations, the majority of which are rented to others.

     Kmart Canada Co. owns its administrative facility in Brampton, Ontario, Canada and leases 118 of its 123 store locations. Kmart Canada Co. also leases two of its three distribution centers.

     Kmart Mexico S.A. de C.V. leases its administrative facility in Mexico City, Mexico and owns all four of its store locations. Kmart Mexico S.A. de C.V. also leases its distribution center located in Laredo, Texas.

     On March 4, 1997 Kmart transferred to Troy CMBS Financing, Inc., and affiliated limited liability company, 81 store properties (the "Properties") with a net book value of $964 million which were then leased back to Kmart. Simultaneously with the transfer of the Properties to Troy CMBS Property, L.L.C. (which properties are being recorded in its name), Troy CMBS Property, L.L.C. completed a $335 million financing secured by mortgages on the Properties. The mortgages and the mortgage note in respect of the mortgage financing have been purchased by Kmart CMBS Financing, Inc., a Delaware corporation affiliated with Kmart, and assigned to the trustee of the security holders.

     The mortgage loan is subject to monthly payments of interest and principal, according to a schedule which amortizes its initial outstanding principal amount over approximately 15 years, an interest rate of 7% per annum and a balloon payment of approximately $260.8 million on the scheduled maturity date in February 2002.

     Troy CMBS Property, L.L.C. and Kmart CMBS Financing, Inc. each maintains a separate legal existence from that of Kmart. Neither the assets of Troy CMBS Property L.L.C., nor the assets of Kmart CMBS Financing, Inc., are commingled with those of Kmart. The assets of Troy CMBS Property L.L.C. and the assets of Kmart CMBS Financing, Inc. will not be available to satisfy the obligations of either Troy CMBS Property, Inc. or Kmart CMBS Financing, Inc.

     A description of the Registrant's leasing arrangements, appearing in Note 11 of the "Notes to Consolidated Financial Statements" on page 29 of the Registrant's 1996 Annual Report to Shareholders, is incorporated herein by reference.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

     The name, position, age and a description of the business experience for each of the executive officers of the Registrant is listed below as of March 26, 1997. There is no family relationship among the executive officers and there has been no involvement in legal proceedings during the past five years that would be material to the evaluation of the ability or integrity of any of the executive officers. Executive officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified. The business experience for each of the executive officers described below includes their principal positions held by them since 1992. None of the corporations or organizations listed below is a parent, subsidiary or other affiliate of the Registrant.

     Floyd Hall - Chairman of the Board, President and Chief Executive Officer, 58.
Mr. Hall joined the Registrant under his current title in June 1995. Prior thereto he served concurrently as Chairman and Chief Executive Officer of The Museum Company, Alva Reproductions, Inc. and Glass Masters, Inc. from 1989 to 1995.

     Warren Flick - Director, President and Chief Operating Officer, U.S. Kmart Stores, 53.
Mr. Flick has served as an executive officer of the Registrant since 1995 and has served in his current position since November 1996. Mr. Flick joined the Registrant as Executive Vice President, President and General Merchandise Manager, U.S. Kmart Stores in December 1995. Prior thereto he was the Chairman and Chief Executive Officer of Sears de Mexico, Sears, Roebuck & Co. from 1994 to 1995; Group Vice President, Men's, Kids, Footwear and Home Fashions, Sears, Roebuck & Co. from 1993 to 1994; and Group Vice President, Men's, Kids and Footwear, Sears, Roebuck & Co. from 1992 to 1993.

     Warren Cooper - Executive Vice President, Human Resources & Administration, 52.
Mr. Cooper joined the Registrant under his current title in March 1996. Prior thereto he was Senior Vice President, Human Resources, General Cable from 1995 to 1996; Vice President, Human Resources, the Sears Merchandise Group, Sears, Roebuck & Co. from 1993 to 1995; and Vice President, Corporate Human Resources, Sears, Roebuck & Co. from 1987 to 1993.

     Ronald J. Floto - Executive Vice President and President, Super Kmart Centers, 54.
Mr. Floto joined the Registrant under his current title in 1994. Prior thereto he was the Chairman, CEO and President of Kash n' Karry Stores, Inc. from 1988 to 1994.

     Donald W. Keeble - Executive Vice President, Store Operations, 48. Mr. Keeble has served as an executive officer of the Registrant since 1989 and has served in his current position since February 1995. Prior thereto he held the following positions at the Registrant: Executive Vice President, Merchandising and Operations from 1994 to 1995; and Senior Vice President, General Merchandise Manager, Fashions from 1991 to 1994.

     Anthony N. Palizzi - Executive Vice President, General Counsel, 54. Mr. Palizzi has served as an executive officer of the Registrant since 1985 and has served in his current position since 1992.

     Marvin P. Rich - Executive Vice President, Strategic Planning, Finance and Administration, 51.
Mr. Rich joined the Registrant under his current title in 1994. Prior thereto he was Executive Vice President, Specialty Companies, Wellpoint Health Networks/Blue Cross of California from 1992 to 1994.

     William N. Anderson - Senior Vice President and General Merchandise Manager - Hardlines, 49.
Mr. Anderson joined the Registrant under his current title in September 1996. Prior thereto he was President and Chief Operating Officer,
Oshman's Sporting Goods, Inc. from 1994 to 1996; and Senior Vice
President and General Manager, Ames Department Stores, Inc. from 1992 to
1994.

     Andrew A. Giancamilli - Senior Vice President, General Merchandise Manager-Consumables and Commodities, 46.
Mr. Giancamilli joined the Registrant in 1995 as Vice President, Pharmacy Merchandising and Operations and has served in his current position since February 1996. Prior thereto he was President, Chief Operating Officer, Director, Perry Drug Stores, Inc. from 1993 to 1995; and Executive Vice President, Chief Operating Officer, Perry Drug Stores, Inc. from 1992 to 1993.

     Ernest L. Heether - Senior Vice President, Merchandise Planning and Replenishment, 51.
Mr. Heether joined the Registrant under his current title in April 1996. Prior thereto he served as Senior Vice President, Merchandise Operations, Bradlees, Inc. from 1993 to 1996; and Vice President, Merchandise
Planning and Control, Caldor from 1990 to 1993.

     Paul J. Hueber - Senior Vice President, Sales and Operations, 48. Mr. Hueber has served as an executive officer of the Registrant since 1991 and has served in his current position since 1994. Prior thereto he was Vice President, West/Central Region from 1991 to 1994.

     Donald E. Norman - Senior Vice President, Chief Information Officer,
60.
Mr. Norman joined the Registrant in 1995 as Divisional Vice President, Business Process Reengineering, Merchandise Inventory Controls and has served in his current position since December 1995. Prior thereto he was President, DNA, Inc. from 1994 to 1995; and Senior Vice President, Logistics, Ames Department Stores from 1990 to 1994.

     Stephen M. Ross - Senior Vice President, General Merchandise Manager
- Softlines, 47.
Mr. Ross joined the Registrant under his current title in April 1996. Prior thereto he was President, Phillips Van Heusen from 1993 to 1996; and Division Vice President, Men's, Sears Roebuck and Co. from 1989 to 1993.

     William D. Underwood - Senior Vice President, Global Sourcing, 56. Mr. Underwood has served as an executive officer of the Registrant since 1986 and has served in his current position since 1994. Prior thereto he was Senior Vice President, General Merchandise Manager - Hardlines from 1991 to 1994.

     Martin E. Welch III - Senior Vice President and Chief Financial
Officer, 48.
Mr. Welch joined the Registrant under his current title in December 1995. Prior thereto he was Senior Vice President, Chief Financial Officer, Federal-Mogul Corporation from 1991 to 1995.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

     Information as to the market for the Registrant's common stock and related stockholder matters, as set forth in Note 19 of the "Notes to Consolidated Financial Statements" on page 32 of the Registrant's 1996 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Selected Financial Data

     The "Selected Financial Data" summary, insofar as it relates to the five fiscal years ended January 29, 1997, appearing on page 17 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.

     Sales and comparable store statistics for the three fiscal years ended January 29, 1997, appearing in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 18 of the Registrant's 1996 Annual Report to Shareholders, are incorporated herein by reference.

     U.S. Kmart selling square footage for the five fiscal years ended January 29, 1997, appearing in the "Selected Financial Data" on page 17 of the Registrant's 1996 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition", appearing on pages 18 through 20 of the Registrant's 1996 Annual Report to
Shareholders, is incorporated herein by reference.

     In April of 1997, discussions between the Registrant, Waban Inc. and Leonard Green & Partners, L.P. in regard to combining Waban's Homebase business and Builders Square were terminated. The Registrant intends to continue to investigate alternatives for the disposition of Builders Square.

Item 8.  Financial Statements and Supplementary Data

     The financial statements of the Registrant consisting of the consolidated balance sheets at January 29, 1997 and January 31, 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years ended January 29, 1997, and the notes to consolidated financial statements, together with the report of Price Waterhouse LLP, appearing on pages 21 through 32 of the Registrant's 1996 Annual Report to Shareholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

                                   PART III



Item 10.  Directors of the Registrant

     The information set forth under the caption "Proposal 1 - Election of Directors" on pages 2 and 3 of the Registrant's Preliminary Proxy Statement dated April 14, 1997 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 11.  Executive Compensation

     The information set forth on pages 7 through 14 of the Registrant's Preliminary Proxy Statement dated April 14, 1997 filed with the
Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Stock Ownership of Executive Officers and Directors" on pages 5 through 6 of the Registrant's Preliminary Proxy Statement dated April 14, 1997 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information set forth under the caption "Compensation of Officers" on pages 8 through 14 of the Registrant's Preliminary Proxy Statement dated April 14, 1997 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a) The following documents are filed as part of this report:

     1. Financial Statements

        The following consolidated financial statements of the Registrant are incorporated herein by reference from the Registrant's 1996 Annual Report to Shareholders:


                                                                          Page(s) in
                                                                         Registrant's
                                                                         Annual Report
                                                                         -------------
Report of Independent Accountants                                             21

Consolidated Statements of Operations for each of the
  three fiscal years in the period ended January 29, 1997                     22

Consolidated Balance Sheets at January 29, 1997
  and January 31, 1996                                                        23

Consolidated Statements of Cash Flows for each
  of the three fiscal years in the period ended January 29, 1997              24

Consolidated Statements of Shareholders' Equity for
  each of the three fiscal years in the period ended January 29, 1997         25

Notes to Consolidated Financial Statements                               26 through 32


     2. Financial Statement Schedules

        The separate financial statements and summarized financial information of majority-owned subsidiaries not consolidated and of 50% or less owned persons of the Registrant have been omitted because they are not required pursuant to conditions set forth in Rules 3-09(a), 4-08(g) and 1-02(v) of Regulation S-X.

        All other schedules have been omitted because they are not applicable or the required information is shown in the Registrant's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

     3. Exhibits

        See Exhibit Index included in this report.

b) Reports On Form 8-K

   The Registrant did not file a report on Form 8-K during the last quarter of the fiscal year ended January 29, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 1997.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


                               Kmart Corporation

                               By:  Floyd Hall
                         -----------------------------
                                  (Floyd Hall)
                      Chairman of the Board, President and
                            Chief Executive Officer


                           By:  Martin E. Welch III
                         -----------------------------
                             (Martin E. Welch III)
                           Senior Vice President and
                            Chief Financial Officer
                  (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on April 3, 1997.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.



        James B. Adamson                        Floyd Hall
---------------------------------  -------------------------------------
   James B. Adamson, Director                   Floyd Hall,
                                           Chairman of the Board
       Lilyan H. Affinito          President and Chief Executive Officer
---------------------------------      (Principal Executive Officer
  Lilyan H. Affinito, Director                 and Director)

      Stephen F. Bollenbach                  Robert D. Kennedy
---------------------------------  -------------------------------------
 Stephen F. Bollenbach, Director        Robert D. Kennedy, Director


                                             J. Richard Munro
---------------------------------  -------------------------------------
Joseph A. Califano, Jr., Director       J. Richard Munro, Director

        Richard G. Cline                      Robin B. Smith
---------------------------------  -------------------------------------
   Richard G. Cline, Director            Robin B. Smith, Director

         Willie D. Davis                     William P. Weber
---------------------------------  -------------------------------------
    Willie D. Davis, Director           William P. Weber, Director

        Enrique C. Falla                    James O. Welch, Jr.
---------------------------------  -------------------------------------
   Enrique C. Falla, Director          James O. Welch, Jr., Director

       Joseph P. Flannery
---------------------------------
  Joseph P. Flannery, Director

          Warren Flick
---------------------------------
     Warren Flick, Director

'


                                 EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------
  ****  (3a)   Restated Articles of Incorporation of Kmart Corporation
  ****  (3b)   Bylaws of Kmart Corporation, as amended
     *  (10a)  Kmart Corporation 1973 Stock Option Plan, as amended [10a] [A]
     *  (10b)  Kmart Corporation 1981 Stock Option Plan, as amended [10b] [A]
  ****  (10c)  Kmart Corporation Directors Retirement Plan, as amended  [10d] [A]
    **  (10d)  Kmart Corporation Performance Restricted Stock Plan, as amended [10e] [A]
   ***  (10e)  Kmart Corporation Deferred Compensation Plan for Non-Employee Directors, as amended [10f] [A]
   ***  (10f)  Kmart Corporation 1992 Stock Option Plan, as amended [10g] [A]
  ****  (10g)  Kmart Corporation Directors Stock Plan, as amended  [10h] [A]
    **  (10h)  Form of Employment Agreement with Executive Officers [10j] [A]
   ***  (10i)  Kmart Corporation Executive Deferred Compensation Plan [10j] [A]
   ***  (10j)  Amended and Restated Kmart Corporation Annual Incentive Bonus Plan [10k] [A]
   ***  (10k)  Amended and Restated Kmart Corporation Management Stock Purchase Plan [10l] [A]
   ***  (10l)  Supplemental Pension Benefit Plan [10m] [A]
  ****  (10m)  Agreement between Kmart Corporation and Executive [10n] [A]
        (11)   Statement Regarding Computation of Per Share Earnings
        (12)   Statement Regarding Computation of Ratios
        (13)   Annual Report to Shareholders of Kmart Corporation for the Fiscal Year
               Ended January 29, 1997
        (21)   List of Significant Subsidiaries of Kmart Corporation
        (23)   Consent of Independent Accountants
        (27)   Financial Data Schedules

Notes:
------
     * Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended January 27, 1993 (file number 1-327) and are incorporated herein by reference.

    ** Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended January 26, 1994 (file number 1-327) and are incorporated herein by reference.

   *** Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended January 25, 1995 (file number 1-327) and are incorporated herein by reference.

  **** Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended January 31, 1996 (file number 1-327) and are incorporated herein by reference.

  [ #] Exhibit numbers in the Form 10-K Reports for the fiscal years ended: January 27, 1993, January 26, 1994, January 25, 1995, and January 31, 1996, respectively.

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