Form 10-Q
period 1997-04-30
KMART CORP
filed 1997-06-05
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1997
                               --------------
                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from          to
                               --------   ---------

Commission File No. 1-327
                    -----

                               KMART CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


                     Michigan                               38-0729500
----------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

3100 West Big Beaver Road - Troy, Michigan                     48084
----------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code        (810) 643-1000
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


                                 Yes   X    No
                                      ---      ---

As of May 28, 1997, 486,863,452 shares of Common Stock of the Registrant were outstanding.

                                     INDEX


PART I   FINANCIAL INFORMATION                                             PAGE
------   ---------------------                                            ------
Item 1.  Financial Statements

         Consolidated Statements of Operations -- 13 weeks ended April      3
         30, 1997 and May 1, 1996

         Consolidated Balance Sheets --                                     4
         April 30, 1997, May 1, 1996 and
         January 29, 1997

         Consolidated Statements of Cash Flows --                           5
         13 weeks ended April 30, 1997 and
         May 1, 1996

         Notes to Consolidated Financial                                  6 - 7
         Statements

Item 2.  Management's Discussion and Analysis of Results of Operations    8 - 11
         and Financial
         Condition

PART II  OTHER INFORMATION
-------  -----------------
Item 6.  Exhibits and Reports on Form 8-K                                   12

         Signatures                                                         13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                                                    13 WEEKS ENDED
                                                                                            -----------------------------
                                                                                            APRIL 30, 1997    MAY 1, 1996
Sales                                                                                       $      7,263      $      6,975
Cost of sales, buying and occupancy                                                                5,637             5,398
                                                                                            ------------      ------------
Gross margin                                                                                       1,626             1,577
Selling, general and administrative expenses                                                       1,491             1,519
                                                                                            ------------      ------------
Continuing income before interest, income taxes and dividends on
  convertible preferred securities of securities of subsidary                                        135                58
Interest expense, net                                                                                 98               113
Income tax provision (credit)                                                                         11               (19)
Dividends on convertible preferred securities of subsidiary, net of
  income taxes of $6                                                                                  12                 -
                                                                                            ------------      ------------
Net income (loss) from continuing operations                                                          14               (36)
Discontinued operations, net of income taxes of $(1)                                                   -                (2)
Loss on disposal of discontinued operations, net of income taxes
   of $(33)                                                                                            -               (61)
                                                                                            ------------      ------------
Net income (loss)                                                                           $         14      $        (99)
                                                                                            ============      ============
Primary earnings (loss) per common share:
  Continuing operations                                                                     $       0.03      $      (0.08)
  Discontinued operations                                                                              -                 -
  Loss on disposal of discontinued operations                                                          -             (0.13)
                                                                                            ------------      ------------
  Net income (loss)                                                                               $ 0.03      $      (0.21)
                                                                                            ============      ============
Primary weighted average shares (millions)                                                         489.8             482.1



          See accompanying Notes to Consolidated Financial Statements. The Consolidated Statement of Operations for the prior period has been restated for discontinued operations.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)




                                                                         APRIL 30,               MAY 1,                JANUARY 29,
                                                                           1997                   1996                    1997
                                                                         ---------               ------                -----------
Current Assets:
  Cash and equivalents                                                  $    316              $   1,544               $     406
  Merchandise inventories                                                  7,263                  6,667                   6,354
  Other current assets                                                       955                    879                     973
  Net current assets of discontinued operations                                -                    650                       -
                                                                        --------              ---------               ---------
Total current assets                                                       8,534                  9,740                   7,733


Property and equipment, net                                                5,667                  5,156                   5,740
Property held for sale or financing                                          200                    468                     200
Other assets and deferred charges                                            490                    428                     613
                                                                        --------              ---------               ---------
Total Assets                                                            $ 14,891              $  15,792               $  14,286
                                                                        ========              =========               =========
Current Liabilities:
  Long-term debt due within one year                                    $    104              $     248               $     156
  Trade accounts payable                                                   2,949                  2,438                   2,009
  Accrued payroll and other liabilities                                    1,212                  1,127                   1,298
  Taxes other than income taxes                                              232                    211                     139
                                                                        --------              ---------               ---------
Total current liabilities                                                  4,497                  4,024                   3,602

Long-term debt and notes payable                                           1,839                  3,661                   2,121
Capital lease obligations                                                  1,450                  1,558                   1,478
Other long-term liabilities                                                  960                  1,218                   1,013
Net long-term liabilities of discontinued operations                           -                    134                       -
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary Trust holding solely 7% convertible junior subordinated  debentures of Kmart (redemption value
  $1,000 at April 30, 1997)                                                  980                      -                     980
Common stock, 1,500,000,000 shares authorized; shares issued
  487,849,549; 486,576,469 and 486,996,145, respectively                     488                    486                     486
Capital in excess of par value                                             1,614                  1,611                   1,608
Retained earnings                                                          3,119                  3,227                   3,105
Treasury shares and restricted stock                                         (26)                   (59)                    (37)
Foreign currency translation adjustment                                      (30)                   (68)                    (70)
                                                                        --------              ---------               ---------
Total Liabilitites and Shareholders' Equity                             $ 14,891              $  15,792               $  14,286
                                                                        ========              =========               =========



          See accompanying Notes to Consolidated Financial Statements. The Consolidated Balance Sheet as of May 1, 1996 has been restated for discontinued operations.

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)





                                                                                          13 WEEKS ENDED
                                                                                  APRIL 30, 1997       MAY 1, 1997
                                                                                  --------------       -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss) from continuing operations                                    $      14              $     (36)
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                                      170                    159
     Deferred income taxes                                                               13                     48
     Undistributed equity income and dividends received                                  32                     62
     Increase (decrease) in other long-term liabilities                                   3                    (36)
     Increase in inventories                                                           (909)                  (647)
     Increase in accounts payable                                                       940                    646
     Changes in certain assets and liabilities                                          (42)                   100
                                                                                  ---------              ---------
  Net cash provided by continuing operations                                            221                    296
  Discontinued operations                                                                 2                     57
                                                                                  ---------              ---------
  Net cash provided by operating activities                                             223                    353
                                                                                  ---------              ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                                 (128)                   (50)
  Decrease in property held for resale                                                   88                      -
  Proceeds from asset sales and subsidiary public offerings                             113                    177
  Other - net                                                                           (27)                     4
                                                                                  ---------              ---------
  Net cash provided by investing activities                                              46                    131
                                                                                  ---------              ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt and notes payable                            335                      -
  Reduction in long-term debt and notes payable                                        (668)                   (19)
  Reduction in capital lease obligations                                                (29)                   (24)
  Other - net                                                                             3                     20
                                                                                  ---------              ---------
  Net cash used for financing activities                                               (359)                   (23)

Net increase (decrease) in cash and equivalents                                         (90)                   461
Cash and equivalents at beginning of year                                               406                  1,083
                                                                                  ---------              ---------
Cash and equivalents at end of period                                             $     316              $   1,544
                                                                                  =========              =========





          See accompanying Notes to Consolidated Financial Statements.
The Consolidated Statement of Cash Flow for the prior period has been restated for discontinued operations.

                               KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.) BASIS OF PRESENTATION

     These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report and Form 10-K filed for the fiscal year ended January 29, 1997.

     Certain reclassifications of the May 1, 1996 consolidated balance sheet have been made to conform to current year presentation.

2.)  SUBSEQUENT EVENT

     In May 1997, the Company amended its revolving credit agreement. The amendment primarily involved the following: i) extension of the term by one year, ii) a reduction in interest rate spreads, commitment fee and letter of credit fees, and iii) revised covenants to provide the Company with more operational flexibility.


3.) DISCONTINUED OPERATIONS AND DIVESTITURES

     In March 1997, the Company completed the sale of its portion of a Mexican joint venture to Controladora Comercial Mexicana, S.A. C.V. ("CCM"). Under the terms of the agreement, CCM purchased the Company's interest in Kmart Mexico S.A. de C.V. for $74 million, which approximated book value.

4.)  COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES

     On March 4, 1997 the Company transferred to Troy CMBS Property, L.L.C., an affiliated Delaware limited liability company, 81 store properties (the "Properties") with a net book value of $964 million which were then leased back to the Company. Simultaneously with such transfer of the Properties, Troy CMBS Property, L.L.C. completed a $335 million financing secured by mortgages on the Properties. The mortgages and the mortgage note have been purchased by Kmart CMBS Financing, Inc., a Delaware corporation wholly owned by the Company, and assigned to the trustee of the security holders.

     The mortgage loan is subject to monthly payments of interest and principal, according to a schedule which amortizes the initial outstanding principal amount over approximately 15 years, and a balloon payment of approximately $260.8 million on the scheduled maturity date in February 2002. The CMBS weighted average floating interest rate is LIBOR plus 47 basis points.

     Troy CMBS Property, L.L.C. and Kmart CMBS Financing, Inc. each maintain a separate legal existence from that of Kmart. Neither the assets of Troy CMBS Property, L.L.C., nor the assets of Kmart CMBS Financing, Inc., are commingled with those of Kmart. The assets of Troy CMBS Property, L.L.C. and the assets of Kmart CMBS Financing, Inc. will not be available to satisfy the obligations of either Troy CMBS Property, L.L.C. or Kmart CMBS Financing, Inc.

5.)  INVENTORIES AND COST OF MERCHANDISE SOLD

     A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at April 30, 1997, May 1, 1996 and January 29, 1997 were $445 million, $494 million and $440 million lower than the amounts that would have been reported under the first-in, first-out (FIFO) method, respectively.


6.)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 "EARNINGS PER SHARE"

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", ("FAS 128"). This statement establishes standards for computing and presenting earnings per share. The statement is effective for all financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Based on the Company's preliminary analysis, the adoption of FAS 128 would not have a material impact on the earnings per share reported for the quarter ended April 30, 1997.

ITEM 2
                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


FOR THE 13 WEEKS ENDED APRIL 30, 1997

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the 13 weeks ended April 30, 1997 is summarized as follows:


                                              FIRST QUARTER
                                JANUARY 29,      ACTIVITY       APRIL 30,      MAY 1,
                                             ----------------
General Merchandise                1997       OPENED   CLOSED     1997          1996
-------------------             -----------  -------  -------     -----         -----
Kmart:
   United States                      2,134        2     (14)      2,122       2,157
   Canada                               123                          123         127
Other                                                                              2
                                -----------    -----  ------       -----       -----
   Total General Merchandise          2,257        2     (14)      2,245       2,286

Other International                       4               (4)                      7
                                -----------    -----  ------       -----       -----
      Total Stores                    2,261        2     (18)      2,245       2,293
                                ===========    =====  ======       =====       =====

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED


Sales


                                                    % CHANGE
                                          ----------------------------
                       APRIL 30,  MAY 1,                  COMPARABLE
($ Millions)            1997      1996    ALL STORES        STORES
                       --------- ------   ----------     -------------
General Merchandise
  United States        $  7,061  $ 6,692      5.5             5.7
  International             202      283    (28.7)(b)        (0.7)(a)
                       --------  -------
Consolidated Sales     $  7,263  $ 6,975      4.1             5.5
                       ========  =======

(a) International comparable store sales change is calculated on sales in the applicable local currency.
(b) Prior year international sales include 16 locations that have been sold or closed prior to fiscal 1997.


Sales
     Sales for the 13 weeks ended April 30, 1997 were $7,263 million, a 4.1% increase from sales of $6,975 million in the same period of the prior year. Comparable store sales increased 5.5% over the same period of the prior year. The increase in comparable sales resulted from the strong performance in home fashions and decor with the introduction of Martha Stewart Everyday products, and strong performance in consumables related to the roll out, during the quarter, of approximately 110 Big Kmart conversions, discussed as the Company's high frequency conversions in its 1996 Annual Report to shareholders.

Gross Margin
     Gross margin for the 13 weeks ended April 30, 1997 was $1,626 million as compared to $1,577 million in the same period of the prior year. Gross margin as a percentage of sales was 22.4% and 22.6% in the 1997 and 1996 13 week periods, respectively. The 20 basis point gross margin rate decline was the result of higher levels of promotional and competitive markdowns and a shift in sales towards lower margin goods.

Selling, General and Administrative ("SG&A") Expenses
     SG&A expenses decreased $28 million for the 13 weeks ended April 30, 1997 to $1,491 million, or 20.5% of sales, from $1,519 million, or 21.8% of sales, in the same period of the prior year. Of the $28 million net savings, $40 million was related to stores closed or sold since the prior year period and $13 million relates to reductions in expenses for comparable U.S. Kmart stores. These savings were partially offset by additional expenses of $25 million related to investments associated with operations of newer stores.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income


                                     13 WEEKS ENDED
                               ----------------------------
                                  APRIL 30,        MAY 1,
($ Millions)                        1997            1996
                                  ---------        ------
United States                     $    139         $    58
International                           (4)              -
                                  --------         -------
Consolidated Operating Income     $    135         $    58
                                  ========         =======

     Operating income for the 13 weeks ended April 30, 1997 was $135 million, or 1.9% of sales, as compared to operating income of $58 million, or 0.8% of sales, in the same period of the prior year. This increase was the direct result of the 4.1% increase in sales which generated $49 million of additional gross margin together with the $28 million reduction of SG&A expenses.

Interest Expense
     Net interest expense for the 13 weeks ended April 30, 1997 was $98 million, or 1.4% of sales, as compared to $113 million, or 1.6% of sales, for the same period of the prior year. The net interest expense on borrowings decreased as a result of lower levels of debt partially offset by lower levels of interest income and the refinancing of certain debt with trust convertible preferred securities in June of 1996. See "Liquidity and Financial Condition".

Income Tax Expense
     Income tax expense for the 13 weeks ended April 30, 1997 was $11 million with an effective tax rate of 29.7% as compared to a credit of $19 million with an effective tax rate of 34.5% in the same period of the prior year.

Discontinued Operations
     Discontinued operations for the thirteen weeks ended May 1, 1996 includes $2 million of net losses of Builders Square, Inc. and a net loss of $61 million related to the sale of a portion of the Company's investment in Thrifty PayLess Holdings, Inc. together with the revaluation of the Company's remaining holdings.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION  CONTINUED


LIQUIDITY AND FINANCIAL CONDITION

     For the previous six quarters, Kmart's primary sources of working capital have been cash flows from operations and borrowings under its credit facilities. The Company had working capital of $4,037, $5,716 and $4,131 million at April 30, 1996, May 1, 1996 and January 29, 1997, respectively. The Company's working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable and the level of new store openings and closings.

     In March 1997, the Company issued, through a subsidiary, $335 million in Commercial Mortgage Pass Through Certificates ("CMBS"). The CMBS weighted average floating interest rate is LIBOR plus 47 basis points. Net proceeds were used to repay a portion of the term loan under the credit facilities, with the remaining portion of the term loan being repaid in April 1997 with accumulated cash from operations.

     In May 1997, the Company amended its revolving credit agreement. The amendment primarily involved an extension of the term by one year, a reduction to interest rate spreads, commitment fee and letter of credit fees and revised covenants providing the Company additional operational flexibility.

     Net cash provided by operating activities for the 13 weeks ended April 30, 1997 was $223 million as compared to $353 million for the same period of 1996. The decrease in cash provided by operating activities compared to the prior period was primarily the result of various accruals and income taxes payable, and a decrease in cash from discontinued operations. Merchandise inventories, net of trade accounts payable, increased 2% to $4,314 million at April 30, 1997 from $4,229 million at May 1, 1996. This increase is primarily related to increases in the Company's in-stock position, the conversions of the Big Kmart format in approximately 110 stores, support of higher sales levels and the launch of Martha Stewart Everyday products. Certain levels of fashion merchandise are high due to lower than expected sell-through. The Company anticipates selling this merchandise during the second quarter by incurring additional markdowns if necessary.

     Net cash provided by investing activities was $46 million for the 13 weeks ended April 30, 1997 compared to $131 million for the 13 weeks ended May 1, 1996. The decrease in cash provided by investing activities was mainly caused by an increase in capital expenditures, primarily related to the rollout of the Big Kmart concept in approximately 110 stores during the period, partially offset by a decrease in property held for sale due to sale-lease back transactions completed during the period and a decrease in proceeds from asset sales in the prior year.

     Net cash used for financing activities amounted to $359 million during the 13 weeks ended April 30, 1997 compared to $23 million for the 13 weeks ended May 1, 1996. The increase in cash used for financing activities was essentially a result of the pay down of a $600 million outstanding balance on the term loan partially offset by the issuance of Commercial Mortgage Pass Through Certificates in the first quarter of 1997.

     Management believes the funds generated by operations, together with funds available under existing credit arrangements, are sufficient to meet the Company's currently anticipated funding requirements.

PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as a part of this report:

     Exhibit 11 - Information on Computation of Per Share Earnings
     Exhibit 99 - Amended and Restated Credit Agreement
     Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K: No reports were filed on Form 8-K by the Registrant during the 13 weeks ended April 30, 1997.

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













                                Date:                  June 4, 1997
                                                     Kmart Corporation
                                             -------------------------------
                                                        (Registrant)

                                By:                /s/ M.E. Welch, III
                                             -------------------------------
                                                       M.E. Welch, III
                                                  SENIOR VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                  (Duly Authorized Officer,
                                                Principal Financial Officer)

                                By:               /s/  William C. Najdecki
                                             --------------------------------
                                                       William C. Najdecki
                                                 VICE PRESIDENT, CONTROLLER
                                                  (Duly Authorized Officer,
                                                Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION

   11           Information on Computation of Per Share Earnings

   99           Amended and Restated Credit Agreement

   27           Financial Data Schedule