Form 10-Q
period 1997-07-30
KMART CORP
filed 1997-09-12
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 1997
                               -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    -------------
Commission File No. 1-327
                    -----

                               KMART CORPORATION
                               -----------------
             (Exact name of registrant as specified in its charter)


       Michigan                                                 38-0729500
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

3100 West Big Beaver Road - Troy, Michigan                         48084
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (248) 643-1000
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

                              Yes      X       No
                                  ---------       -------

As of August 27, 1997, 487,745,034 shares of Common Stock of the Registrant were outstanding.

                                     INDEX

 PART I                                FINANCIAL INFORMATION                                              PAGE
 ------                                ---------------------                                              ----
 Item 1.                               Financial Statements


                                       Consolidated Statements of Operations -- 13 weeks                   3
                                       and 26 weeks ended July 30, 1997 and July 31, 1996

                                       Consolidated Balance Sheets --                                      4
                                       July 30, 1997, July 31, 1996 and
                                       January 29, 1997

                                       Consolidated Statements of Cash Flows --                            5
                                       26 weeks ended July 30, 1997 and
                                       July 31, 1996

                                       Notes to Consolidated Financial                                   6 - 7
                                       Statements

 Item 2.                               Management's Discussion and Analysis of Results of                8 - 14
                                       Operations and Financial
                                       Condition

 PART II                               OTHER INFORMATION
 -------                               -----------------

 Item 4.                               Submission of Matters to a Vote of Security                       15-16
                                       Holders

 Item 6.                               Exhibits and Reports on Form 8-K                                    16

                                       Signatures                                                          17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                 13 WEEKS ENDED         26 WEEKS ENDED
                                                                              JULY 30,     JULY 31,   JULY 30,     JULY 31,
                                                                               1997         1996        1997        1996
                                                                              -------      -------    -------      -------
Sales                                                                         $ 7,846      $ 7,566    $15,109      $14,541
Cost of sales, buying and occupancy                                             6,197        5,875     11,834       11,273
                                                                              -------      -------    -------      -------
Gross margin                                                                    1,649        1,691      3,275        3,268
Selling, general and administrative expenses                                    1,497        1,539      2,988        3,058
                                                                              -------      -------    -------      -------
Continuing income before interest, income taxes and
  dividends on convertible preferred securities of subsidiary                     152          152        287          210
Interest expense, net                                                              92          107        190          220
Income tax provision (credit)                                                      17           16         28           (3)
Dividends on convertible preferred securities of subsidiary, net of
  income taxes of $7, $3, $13 and $3, respectively                                 12            6         24            6
                                                                              -------      -------    -------      -------
Net income (loss) from continuing operations                                       31           23         45          (13)
Discontinued operations, net of income taxes of $5 and $4                           -           11          -            9
Loss on disposal of discontinued operations, net of income taxes
  of $(33)                                                                          -            -          -          (61)
                                                                              -------      -------    -------      -------
Net income (loss)                                                             $    31      $    34    $    45      $   (65)
                                                                              =======      =======    =======      =======

Primary earnings (loss) per common share:
  Continuing operations                                                       $  0.06      $  0.05    $  0.09        (0.02)
  Discontinued operations                                                           -         0.02          -         0.02
  Loss on disposal of discontinued operations                                       -            -          -        (0.13)
                                                                              -------      -------    -------      -------
  Net income (loss)                                                           $  0.06      $  0.07    $  0.09      $ (0.13)
                                                                              =======      =======    =======      =======

Primary weighted average shares (millions)                                      492.1        488.1      491.2        484.7


         See accompanying Notes to Consolidated Financial Statements.
The Consolidated Statements of Operations for the prior periods have been restated for discontinued operations.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                 July 30,     July 31,  January 29,
                                                                                   1997         1996        1997
                                                                                 --------     --------  -----------
Current Assets:
 Cash and equivalents                                                            $    253     $    437    $     406
 Merchandise inventories                                                            6,819        6,753        6,354
 Other current assets                                                                 955        1,253          973
 Net current assets of discontinued operations                                          -          642            -
                                                                                 --------     --------    ---------
Total current assets                                                                8,027        9,085        7,733

Property and equipment, net                                                         5,538        5,079        5,740
Property held for sale or financing                                                   200          918          200
Other assets and deferred charges                                                     595          438          613
                                                                                 --------     --------    ---------
Total Assets                                                                     $ 14,360     $ 15,520    $  14,286
                                                                                 ========     ========    =========

Current Liabilities:
   Long-term debt due within one year                                            $    109     $    124    $     156
   Trade accounts payable                                                           2,099        2,035        2,009
   Accrued payroll and other liabilities                                            1,196        1,037        1,298
   Taxes other than income taxes                                                      244          280          139
                                                                                 --------     --------    ---------
Total current liabilities                                                           3,648        3,476        3,602

Long-term debt and notes payable                                                    2,191        3,041        2,121
Capital lease obligations                                                           1,389        1,531        1,478
Other long-term liabilities                                                           922        1,118        1,013
Net long-term liabilities of discontinued operations                                    -          136            -
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary Trust holding solely 7 3/4% convertible
 junior subordinated debentures of Kmart (redemption value                            980          980          980
 $1,000 at July 30, 1997)
Common stock, 1,500,000,000 shares authorized; shares issued
 487,545,870; 486,935,512 and 486,996,145, respectively                               489          487          486
Capital in excess of par value                                                      1,624        1,611        1,608
Retained earnings                                                                   3,150        3,261        3,105
Treasury shares and restricted stock                                                  (30)         (53)         (37)
Foreign currency translation adjustment                                                (3)         (68)         (70)
                                                                                 --------     --------    ---------
Total Liabilities and Shareholders' Equity                                      $ 14,360     $ 15,520    $  14,286
                                                                                 ========     ========    =========


         See accompanying Notes to Consolidated Financial Statements. The Consolidated Balance Sheet as of July 31, 1996 has been restated for discontinued operations.

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                                       26 Weeks Ended
                                                                                                -----------------------
                                                                                                  July 30,     July 31,
                                                                                                    1997         1996
                                                                                                -----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss) from continuing operations                                               $        45  $      (13)
     Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
          Depreciation and amortization                                                                 337         325
          Deferred income taxes and taxes payable                                                        16         136
          Undistributed equity income and dividends received                                             22          50
          Decrease in other long-term liabilities                                                       (34)       (177)
          Increase in inventories                                                                      (465)       (733)
          Increase in accounts payable                                                                   90         243
          Changes in certain assets and liabilities                                                       6          (5)
                                                                                                -----------  ----------
     Net cash provided by (used for) continuing operations                                               17        (174)
     Discontinued operations                                                                              2          83
                                                                                                -----------  ----------
     Net cash provided by (used for) operating activities                                                19         (91)
                                                                                                -----------  ----------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                                              (269)       (124)
     (Increase) decrease in property held for sale or financing                                          91        (600)
     Proceeds from real estate financing and other                                                       43           3
     Proceeds from divestitures, net                                                                    129         177
     Decrease in minority interest                                                                      (55)         (1)
     Increase in notes receivable                                                                       (75)          -
     Other - net                                                                                        (13)          4
                                                                                                -----------  ----------
     Net cash used for investing activities                                                            (149)       (541)
                                                                                                -----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt and notes payable                                         754       1,461
     Refinancing costs related to long-term debt and notes payable                                      (15)       (190)
     Payments on long-term debt and notes payable                                                      (730)     (2,225)
     Net proceeds from issuance of convertible preferred securities                                      -         971
     Payments on capital lease obligations                                                              (57)        (58)
     Other - net                                                                                         25          27
                                                                                                -----------  ----------
     Net cash used for financing activities                                                             (23)        (14)

Net decrease in cash and equivalents                                                                   (153)       (646)
Cash and equivalents at beginning of year                                                               406       1,083
                                                                                                -----------  ----------
Cash and equivalents at end of period                                                           $       253  $      437
                                                                                                ===========  ==========

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

        Certain reclassifications of the July 31, 1996 consolidated balance sheet have been made to conform to current year presentation.


2.)  DISCONTINUED OPERATIONS AND DIVESTITURES

        In March 1997, the Company completed the sale of its interest in a Mexican joint venture, Kmart Mexico S.A. de C.V., to Controladora Comercial Mexicana, S.A. C.V. for approximately $74 million, which approximated book value.

        In June 1997, the Company, through two wholly owned subsidiaries, completed the sale of its Canadian operations to an investor group.
     The Company received approximately $54 million in cash, a Canadian $109 million note, and retained a 12.5% interest in Kmart Canada Co. The net proceeds from the sale approximated book value.

        In July 1997, the Company reached a definitive agreement with Leonard Green & Partners, LP ("LGP") and Hechinger Company to combine the Company's Builders Square subsidiary with Hechinger Company and form a new home-improvement retailer to be owned by LGP. The sale is expected to be completed by October 1997.

 3.) COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES

         On March 4, 1997 the Company transferred to Troy CMBS Property, L.L.C., an affiliated Delaware limited liability company, 81 store properties (the "Properties") with a net book value of $964 million which were then leased back to the Company. Simultaneously with such transfer of the Properties, Troy CMBS Property, L.L.C. completed a $335 million offering of commercial mortgage pass through certificates, secured by mortgages on the Properties. The mortgages and the mortgage note have been purchased by Kmart CMBS Financing, Inc., a Delaware corporation wholly owned by the Company, and assigned to the trustee of the security holders.

         The mortgage loan is subject to monthly payments of interest and principal, according to a schedule which amortizes the initial outstanding principal amount over approximately 15 years, and a balloon payment of approximately $260.8 million on the scheduled maturity date in February 2002. The CMBS weighted average floating interest rate is 1 month LIBOR plus 47 basis points.

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

 4.) INVENTORIES AND COST OF MERCHANDISE SOLD

        A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at July 30, 1997, July 31, 1996 and January 29, 1997 were $451 million, $499 million and $440 million lower than the amounts that would have been reported under the first-in, first-out (FIFO) method, respectively.

5.) STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 "EARNINGS PER SHARE"

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", ("FAS
     128"). This statement establishes standards for computing and presenting earnings per share. The statement is effective for all financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Based on the Company's preliminary analysis, the adoption of FAS 128 would not have a material effect on the earnings per share reported for the 13 and 26 weeks ended July 30, 1997.

ITEM 2
                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


FOR THE 13 WEEKS ENDED JULY 30, 1997

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the 13 weeks ended July 30, 1997 is summarized as follows:

                                                                  SECOND QUARTER
                                                                     ACTIVITY
                                           APRIL 30,          ----------------------           JULY 30,         JULY 31,
                                             1997              OPENED        CLOSED              1997             1996
                                          ----------          --------      --------          ----------       ----------
 Kmart:
    United States                              2,122                 2            (2)              2,122            2,143
    Canada                                       123                 -          (123)   (a)            -              127
                                          ----------          --------      --------          ----------       ----------
                                               2,245                 2          (125)              2,122            2,270

 Other International                               -                 -             -                   -                7
                                          ----------          --------      --------          ----------       ----------
           Total Stores                        2,245                 2          (125)              2,122            2,277
                                          ==========          ========      ========          ==========       ==========


(a) Represents the disposition of the Canadian operations in June 1997.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED


Sales

                          13 WEEKS ENded             % CHANGE
                       ----------------------  ------------------------
                        JULY 30,    JULY 31,                 COMPARABLE
($ Millions)              1997       1996       ALL STORES     STORES
                       ---------  -----------  ------------  ----------
 United States         $   7,749    $   7,336      5.6           5.5
 International                97          230    (57.5)(a)       -
                       ---------  -----------
Consolidated Sales     $   7,846    $   7,566      3.7           5.5
                       =========  ===========


(a) Kmart Corporation completed the divestiture of its remaining international operations in June 1997.


Sales
     Sales for the 13 weeks ended July 30, 1997 were $7,846 million, a 3.7% increase from sales of $7,566_million in the same period of the prior year. Comparable store sales increased 5.5% over the same period of the prior year. The increase in comparable sales resulted from the strong performance in home fashions and decor with the introduction of Martha Stewart Everyday products, and strong performance in consumables related to the roll out, during the quarter, of approximately 118 Big Kmart store conversions, previously referred to as high frequency store conversions.

Gross Margin
     Gross margin for the 13 weeks ended July 30, 1997 was $1,649 million as compared to $1,691 million in the same period of the prior year. Gross margin as a percentage of sales was 21.0% and 22.3% in the 1997 and 1996 13 week periods, respectively. The 130 basis point gross margin rate decline was the result of higher levels of markdowns related to the clearance of women's apparel and other seasonal merchandise.

Selling, General and Administrative ("SG&A") Expenses
     SG&A expenses decreased $42 million for the 13 weeks ended July 30, 1997 to $1,497 million, or 19.1% of sales, from $1,539 million, or 20.3% of sales, in the same period of the prior year. Of the $42 million net savings, $47 million was related to stores closed or sold since the prior year period and $12 million resulted from reductions in expenses for comparable U.S. Kmart stores. These savings were partially offset by higher expenses associated with new stores.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income

                                            13 WEEKS ENDED
                                        -----------------------
                                        JULY 30,       JULY 31,
($ Millions)                             1997            1996
                                        --------       --------
United States                           $    151       $    168
International                                  1            (16)
                                        --------       --------
Consolidated Operating Income           $    152       $    152
                                        ========       ========

        Operating income for the 13 weeks ended July 30, 1997 was $152 million, or 1.9% of sales, as compared to operating income of $152 million, or 2.0% of sales, in the same period of the prior year. Operating income was unchanged for the second quarter, compared to the prior year, due to the 3.7% increase in sales and the $42 million reduction of SG&A expenses offset by the 130 basis point decrease in gross margin.

Interest Expense
        Net interest expense for the 13 weeks ended July 30, 1997 was $92 million, as compared to $107 million for the same period of the prior year. The net interest expense on borrowings decreased as a result of lower levels of debt partially offset by lower levels of interest income and the refinancing of certain debt with trust convertible preferred securities in June of 1996. See "Liquidity and Financial Condition".

Discontinued Operations
        Discontinued operations for the 13 weeks ended July 31, 1996 included $11 million net income of Builders Square, Inc.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED



FOR THE 26 WEEKS ENDED JULY 30, 1997

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the 26 weeks ended July 30, 1997 is summarized as follows:

                                                                    YEAR-TO-DATE
                                                                      ACTIVITY
                                             JANUARY 29,        --------------------           JULY 30,         JULY 31,
                                               1997              OPENED      CLOSED              1997             1996
                                            ----------          --------    --------          ----------       ----------
 Kmart:
    United States                                2,134                 4         (16)              2,122            2,143
    Canada                                         123                 -        (123)   (a)            -              127
                                            ----------          --------    --------          ----------       ----------
                                                 2,257                 4        (139)              2,122            2,270

 Other International                                 4                 -          (4)                  -                7
                                            ----------          --------    --------          ----------       ----------
           Total Stores                          2,261                 4        (143)              2,122            2,277
                                            ==========          ========    ========          ==========       ==========


(a) Represents the disposition of the Canadian operations in June 1997.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED


Sales

                                   26 WEEKS ENDED               % CHANGE
                              -----------------------  ------------------------
($ Millions)                   JULY 30,     JULY 31,                 COMPARABLE
                                1997         1996        ALL STORES     STORES
                              ----------  -----------  ------------  ----------
 United States                $   14,810    $  14,028        5.6        5.6
 International                       299          513      (41.6)(a)    -
                              ----------  -----------
Consolidated Sales            $   15,109    $  14,541        3.9        5.6
                              ==========  ===========


(a) Kmart Corporation completed the divestiture of its remaining international operations in June 1997.


Sales
        Sales for the 26 weeks ended July 30, 1997 were $15,109 million, a 3.9% increase over sales of $14,541 million in the same period of the prior year. Comparable store sales increased 5.6% over the same period of the prior year. The increase in comparable sales resulted from the strong performance in home fashions and decor with the introduction of Martha Stewart Everyday products, and strong performance in consumables related to the roll out during the year of approximately 228 Big Kmart store conversions, previously referred to as high frequency store conversions.

Gross Margin
        Gross margin for the 26 weeks ended July 30, 1997 was $3,275 million as compared to $3,268 million in the same period of the prior year. Gross margin as a percentage of sales was 21.7% and 22.5% in the 1997 and 1996 26 week periods, respectively. The 80 basis point gross margin rate decline was the result of higher levels of markdowns related to the clearance of women's apparel and other seasonal merchandise.

Selling, General and Administrative ("SG&A") Expenses
        SG&A expenses decreased $70 million for the 26 weeks ended July 30, 1997 to $2,988 million, or 19.8% of sales, from $3,058 million, or 21.0% of sales, in the same period of the prior year. Of the $70 million net savings, $87 million was related to stores closed or sold since the prior year period and $25 million resulted from reductions in expenses for comparable U.S. Kmart stores. These savings were partially offset by higher expenses associated with new stores.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income

                                                     26 WEEKS ENDED
                                                ------------------------
                                                JULY 30,        JULY 31,
($ Millions)                                      1997            1996
                                                ---------       --------
United States                                         290            226
International                                          (3)           (16)
                                                ---------       --------
Consolidated Operating Income                         287            210
                                                =========       ========

        Operating income for the 26 weeks ended July 30, 1997 was $287 million, or 1.9% of sales, as compared to operating income of $210 million, or 1.4% of sales, in the same period of the prior year. This increase is the direct result of the 3.9% increase in sales and the $70 million reduction of SG&A expenses offset by the 80 basis point decrease in gross margin.

Interest Expense
        Net interest expense for the 26 weeks ended July 30, 1997 was $190 million, as compared to $220 million for the same period of the prior year. The net interest expense on borrowings decreased as a result of lower levels of debt partially offset by lower levels of interest income and the refinancing of certain debt with trust convertible preferred securities in June of 1996. See "Liquidity and Financial Condition".

Income Tax Expense
        Income tax expense for the 26 weeks ended July 30, 1997 was $28 million with an effective tax rate of 28.9% as compared to a credit of $3 million with an effective tax rate of 30.0% in the same period in the prior year.

Discontinued Operations
        Discontinued operations for the 26 weeks ended July 31, 1996 included $9 million net income of Builders Square, Inc. and a net loss of $61 million related to the sale of a portion of the Company's investment in Thrifty PayLess Holdings, Inc. together with the revaluation of the Company's remaining holdings at that time.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION  CONTINUED


LIQUIDITY AND FINANCIAL CONDITION

        Kmart's primary sources of working capital are cash flows from operations and borrowings under its credit facilities. The Company had working capital of $4,379; $5,609 and $4,131 million at July 30, 1997, July 31, 1996 and
January 29, 1997, respectively. The Company's working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable and the level of new store openings and closings.

        In March 1997, the Company issued, through a subsidiary, $335 million in Commercial Mortgage Pass Through Certificates ("CMBS"). The CMBS weighted average floating interest rate is 1 month LIBOR plus 47 basis points. Net proceeds were used to repay a portion of the term loan under the credit facility, with the remaining portion of the term loan being repaid in April 1997 with accumulated cash from operations.

        In May 1997, the Company amended its revolving credit agreement. The amendment primarily involved an extension of the term by one year, a reduction in interest rate spreads, commitment and letter of credit fees and revised covenants to provide the Company with more operational flexibility.

        Net cash provided by operating activities for the 26 weeks ended July 30, 1997 was $19 million as compared to net cash used of $91 million for the same period of 1996. The increase in cash provided by operating activities compared to the prior period was primarily the result of increased earnings, the change in inventory net of accounts payable, as well as the change in certain long term liabilities, partially offset by a decrease in cash from discontinued operations.

        Net cash used for investing activities was $149 million for the 26 weeks ended July 30, 1997 compared to $541 million for the 26 weeks ended July 31, 1996. The decrease in cash used for investing activities was mainly caused by a decrease in the cash used for property held for sale or financing, partially offset by an increase in capital expenditures, primarily related to the rollout of the Big Kmart store concept in approximately 228 stores during the period, and an increase in notes receivable related to the sale of the Canadian operations.

        Net cash used for financing activities amounted to $23 million during the 26 weeks ended July 30, 1997 compared to $14 million for the 26 weeks ended July 31, 1996.

        Management believes the funds generated by operations, together with funds available under existing credit arrangements, are expected to meet the Company's currently anticipated funding requirements.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following information is furnished with respect to the Annual Meeting of Shareholders of Kmart Corporation held during May 1997:

(a)      Annual Meeting was held on May 20, 1997.

(b)      Not Applicable

(c)      Proposal 1

         At such meeting all of the nominees for election as directors were elected for the term of office set forth below:

         The votes cast with respect to each nominee for election as a director were as follows:

                                                                                             Votes to Withhold
                                       Year When Term of              Votes for            Authority to Vote for
              Nominee                   Office Expires              the Nominee                  Nominee
              -------                   --------------              -----------                  -------
         Joseph A. Califano, Jr               2000                   405,939,067                 6,143,119
         Enrique C. Falla                     2000                   406,296,971                 5,785,215
         Warren Flick                         1998                   406,423,645                 5,658,541
         J. Richard Munro                     2000                   406,157,171                 5,925,015
         Robin B. Smith                       2000                   406,329,256                 5,752,930
         James O. Welch, Jr.                  2000                   406,369,615                 5,712,571

         A plurality of the votes cast were in favor of all nominees, and they were therefore elected.

         Proposal 2

         The votes cast for the approval of the 1997 Long-Term Equity Compensation Plan were as follows:

                               For --      319,482,546
                           Against --       89,137,416
                           Abstain --        3,462,224

         A majority of the votes cast were in favor of proposal 2 and, therefore, it was passed.

         Proposal 3

         The votes cast to ratify the appointment of Price Waterhouse LLP as independent accountants of the Company for the 1997 fiscal year, were as follows:

                               For --      407,678,846
                           Against --        2,638,830
                           Abstain --        1,764,510

         A majority of the votes cast were in favor of proposal 3 and, therefore, it was passed.

         Proposal 4

         The votes cast for a stockholder proposal to require that, when a dividend is cut, no salaries will be increased or any stock options allowed to executives or directors until the dividend is restored to its original amount before the cut, were as follows:

                               For --       26,194,436
                           Against --      263,927,146
                           Abstain --        5,831,746
                           No Vote --      116,128,858

         A majority of the votes cast were not in favor of Proposal 4 and, therefore, it was not passed.

         Proposal 5

         The votes cast for a stockholder proposal to require that all directors shall receive 50.1% or more of the votes cast to remain in office, were as follows:

                               For --       26,868,434
                           Against --      262,445,116
                           Abstain --        6,639,782
                           No Vote --      116,128,854

         A majority of the votes cast were not in favor of Proposal 5 and, therefore, it was not passed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 11 - Information on Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K: No reports were filed on Form 8-K by the Registrant during the 13 weeks ended July 30, 1997.

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
















                                      Date:                 September 10, 1997
                                                            Kmart Corporation
                                                --------------------------------
                                                               (Registrant)


                                        By:                 M.E. Welch, III
                                                --------------------------------
                                                            M.E. Welch, III
                                                      SENIOR VICE PRESIDENT AND
                                                       CHIEF FINANCIAL OFFICER
                                                      (Duly Authorized Officer,
                                                    Principal Financial Officer)

                                        By:              William C. Najdecki
                                                --------------------------------
                                                         William C. Najdecki
                                                    VICE PRESIDENT, CONTROLLER
                                                      (Duly Authorized Officer,
                                                   Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT NO.                                            DESCRIPTION
-----------                                            -----------

   11                                                  Computation of Earnings

   27                                                  Financial Data
                                                       Schedule