Form 10-Q
period 1997-10-29
KMART CORP
filed 1997-12-11
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 1997

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
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

                              Yes   X        No
                                   ---          ---

As of November 26, 1997, 487,926,842 shares of Common Stock of the Registrant were outstanding.

                                     INDEX


PART I   FINANCIAL INFORMATION                      PAGE
------   ---------------------                     ------
Item 1.  Financial Statements

         Consolidated Statements of Operations --    3
         13 weeks and 39 weeks ended October
         29, 1997 and October 30, 1996

         Consolidated Balance Sheets --              4
         October 29, 1997, October 30, 1996 and
         January 29, 1997

         Consolidated Statements of Cash Flows --    5
         39 weeks ended October 29, 1997 and
         October 30, 1996

         Notes to Consolidated Financial           6 - 7
         Statements

Item 2.  Management's Discussion and Analysis of   8 - 14
         Results of Operations and Financial
         Condition

PART II  OTHER INFORMATION
-------  -----------------
Item 6.  Exhibits and Reports on Form 8-K            15
         Signatures                                  16

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS:

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                           13 Weeks Ended                      39 Weeks Ended
                                                                      --------------------------------   ---------------------------
                                                                      October 29,       October 30,       October 29,    October 30,
                                                                         1997              1996              1997            1996
                                                                      --------------    --------------   --------------  -----------
Sales                                                                   $7,315           $7,212             $22,424       $21,753
Cost of sales, buying and occupancy                                      5,683            5,528              17,517        16,801
                                                                      --------          -------            --------      --------
Gross margin                                                             1,632            1,684               4,907         4,952
Selling, general and administrative expenses                             1,492            1,533               4,480         4,591
                                                                      --------          -------            --------      --------
Continuing income before interest, income taxes
        and dividends on convertible preferred securities
         of subsidiary trust                                               140              151                 427           361
Interest expense, net                                                       96              119                 286           339
Income tax provision                                                        13               11                  41             8
Dividends on convertible preferred securities of
        subsidiary trust, net of income taxes of $7, $7,
         $20 and $10, respectively                                          13               13                  37            19
                                                                      --------          -------            --------      --------
Net income (loss) from continuing operations                                18                8                  63            (5)
Discontinued operations, net of income taxes of
        $1 and $5, respectively                                              -                1                   -            10
Loss on disposal of discontinued operations, net
        of income taxes of $(33)                                             -                -                   -           (61)
                                                                      --------          -------            --------      --------
Net income (loss)                                                       $   18           $    9             $    63       $   (56)
                                                                      ========          =======            ========      ========
Primary earnings (loss) per common share:
        Continuing operations                                           $ 0.04           $ 0.02             $  0.13       $ (0.01)
        Discontinued operations                                              -                -                   -          0.02
        Loss on disposal of discontinued operations                          -                -                   -         (0.13)
                                                                      --------          -------            --------      --------
        Net income (loss)                                               $ 0.04           $ 0.02             $  0.13       $ (0.12)
                                                                      ========          =======            ========      ========
Primary weighted average shares (millions)                               493.9            486.9               492.4         485.6


          See accompanying Notes to Consolidated Financial Statements.
  The Consolidated Statements of Operations for the prior periods have been restated for discontinued operations.

                               KMART CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                              October 29,    October 30,       January 29,
                                                                                 1997           1996            1997
                                                                              -----------    -----------       -----------
Current Assets:
        Cash and equivalents                                                  $   280       $   459           $   406
        Merchandise inventories                                                 7,793         8,050             6,354
        Other current assets                                                    1,111         1,268               973
        Net current assets of discontinued operations                               -           720                 -
                                                                              -------       -------           -------
Total current assets                                                            9,184        10,497             7,733

Property and equipment, net                                                     5,442         4,972             5,740
Property held for sale or financing                                               241           882               200
Other assets and deferred charges                                                 264           444               613
                                                                              -------       -------           -------
Total Assets                                                                  $15,131       $16,795           $14,286
                                                                              =======       =======           =======

Current Liabilities:
   Long-term debt due within one year                                         $    76       $   155           $   156
   Trade accounts payable                                                       2,920         2,841             2,009
   Accrued payroll and other liabilities                                        1,017         1,078             1,298
   Taxes other than income taxes                                                  250           234               139
                                                                              -------       -------           -------
Total current liabilities                                                       4,263         4,308             3,602

Long-term debt and notes payable                                                2,347         3,564             2,121
Capital lease obligations                                                       1,362         1,505             1,478
Other long-term liabilities                                                       921         1,013             1,013
Net long-term liabilities of discontinued operations                                -           126                 -
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4 convertible junior subordinated debentures of Kmart (redemption value
        $1,000 at October 29, 1997)                                               979           980               980
Common stock, 1,500,000,000 shares authorized; shares issued
        488,367,468; 486,966,508 and 486,996,145, respectively                    489           487               486
Capital in excess of par value                                                  1,630         1,610             1,608
Retained earnings                                                               3,168         3,270             3,105
Unrealized gains on investments                                                     -            45                 -
Treasury shares and restricted stock                                              (25)          (45)              (37)
Foreign currency translation adjustment                                            (3)          (68)              (70)
                                                                              -------       -------           -------
Total Liabilities and Shareholders' Equity                                    $15,131       $16,795           $14,286
                                                                              =======       =======           =======



        See accompanying Notes to Consolidated Financial Statements.
The Consolidated Balance Sheet as of October 30, 1996 has been restated for discontinued operations.

                               KMART CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                                      39 Weeks Ended
                                                                            ----------------------------------
                                                                            October 29,            October 30,
                                                                              1997                     1996
                                                                            -----------            -----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss) from continuing operations                          $    63                $    (5)
     Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
          Depreciation and amortization                                        496                    487
          Deferred income taxes and taxes payable                               25                    155
          Undistributed equity income and dividends received                    14                     42
          Decrease in other long-term liabilities                              (46)                  (215)
          Increase in inventories                                           (1,439)                (2,030)
          Increase in accounts payable                                         911                  1,050
          Increase in accounts receivable                                     (210)                  (184)
          Changes in certain assets and liabilities                             31                     84
                                                                           -------                -------
     Net cash used for continuing operations                                  (155)                  (616)
     Discontinued operations                                                     2                     59
                                                                           -------                -------
     Net cash used for operating activities                                   (153)                  (557)
                                                                           -------                -------

CASH FLOW FROM INVESTING ACTIVITIES
     Capital expenditures                                                     (489)                  (192)
     (Increase) decrease in property held for sale or financing                123                   (583)
     Proceeds from real estate financing and other                             290                     5
     Proceeds from divestitures,                                               145                    177
     Decrease in minority interest                                             (55)                    (2)
     Increase in notes receivable                                              (72)                     -
     Other - net                                                                 2                     16
                                                                           -------                -------
     Net cash used for investing activities                                    (56)                  (579)
                                                                           -------                -------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt and notes payable                916                  2,013
     Refinancing costs related to long-term debt and notes payable             (15)                  (196)
     Payments on long-term debt and notes payable                             (770)                (2,225)
     Net proceeds from issuance of trust convertible preferred securities        -                    971
     Payments on capital lease obligations                                     (85)                   (85)
     Other - net                                                                37                     34
                                                                           -------                -------
     Net cash provided by financing activities                                  83                    512

Net decrease in cash and equivalents                                          (126)                  (624)
Cash and equivalents at beginning of year                                      406                  1,083
                                                                           -------                -------
Cash and equivalents at end of period                                      $   280                $   459
                                                                           =======                =======


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

     Certain reclassifications of the October 30, 1996 consolidated balance sheet have been made to conform to current year presentation.


2.) DISCONTINUED OPERATIONS AND DIVESTITURES

     In March 1997, the Company completed the sale of its interest in a Mexican joint venture, Kmart Mexico S.A. de C.V., to Controladora Comercial Mexicana, S.A. C.V. for approximately $74 million, which approximated book value.

     In June 1997, the Company, through two wholly owned subsidiaries, completed the sale of its Canadian operations to an investor group. The Company received approximately $54 million in cash and a Canadian $109 million note and retained a 12.5% non-voting equity interest in Kmart Canada Co. The net proceeds from the sale approximated book value.

     In September 1997, the Company completed the sale of substantially all of the assets of its subsidiary, Builders Square, Inc., to an affiliate of Leonard Green & Partners, L.P.. The Company received approximately $10 million in cash and other consideration. The net proceeds from the sale approximated book value.

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

4.)  INVENTORIES AND COST OF MERCHANDISE SOLD

     A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at October 29, 1997, October 30, 1996 and January 29, 1997 were $447 million, $495 million and $440 million lower than the amounts that would have been reported under the first-in, first-out (FIFO) method, respectively.

5.)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128 "EARNINGS PER SHARE"

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("FAS 128"). This statement establishes standards for computing and presenting earnings per share. The statement is effective for all financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Based on the Company's preliminary analysis, the adoption of FAS 128 would not have a material effect on the earnings per share reported for the 13 and 39 weeks ended October 29, 1997.

6.)  SUBSEQUENT EVENT

     In November of 1997, the Company announced a voluntary early retirement program for certain Kmart hourly associates who are over 45 years of age with at least 10 years of Kmart service by December 31, 1997. Approximately 28,000 Kmart associates are eligible for this program which would provide an enhanced lump-sum pension benefit. The election for this program must be made by January 2, 1998. As a result of this program, the Company will record a one-time non-cash charge in the fourth quarter. The amount of the pre-tax charge is anticipated to range from $64 million to $192 million, depending on the number of associates who elect to participate in the program.

ITEM 2
                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


FOR THE 13 WEEKS ENDED OCTOBER 29, 1997

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the 13 weeks ended October 29, 1997 is summarized as follows:


                                    THIRD QUARTER
                                      ACTIVITY
                        JULY 30,   ----------------  OCTOBER 29,  OCTOBER 30,
                          1997      OPENED   CLOSED     1997         1996
                        ---------  -------- ------- -----------  ------------
Kmart:
United States              2,122        3      (4)        2,121        2,143
Canada                      --         --      --          --            125
                        --------   ------   -----       -------      -------
                           2,122        3      (4)        2,121        2,268
Mexico                      --         --      --          --              4
                        --------   ------   -----       -------      -------
Total Stores               2,122        3      (4)        2,121        2,272
                        ========   ======   =====       =======      =======

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED


Sales

                                                  13 Weeks Ended                          % Change
                                            --------------------------         ---------------------------------
($ Millions)                                October 29,    October 30,                               Comparable
                                               1997           1996              All Stores             Stores
                                            ---------      ----------          -----------------   -------------
        United States                        $ 7,315         $  6,989                    4.7              4.7
        International                            -                223                 (100.0) (a)           -
                                             -------         --------
Consolidated Sales                           $ 7,315         $  7,212                    1.4              4.7
                                             =======         ========

(a) Kmart Corporation completed the divestiture of its remaining international operations in June 1997.


Sales
     Sales for the 13 weeks ended October 29, 1997 were $7,315 million, a 1.4% increase from sales of $7,212 million in the same period of the prior year. Comparable store sales increased 4.7% over the same period of the prior year. The increase in comparable sales resulted from the strong performance in home fashions and decor with the introduction of Martha Stewart Everyday products, strong performance in consumables related to the roll out, during the quarter, of approximately 223 Big Kmart store conversions, previously referred to as high frequency store conversions, and the Sesame Street brand introduction in children's apparel.

Gross Margin
     Gross margin for the 13 weeks ended October 29, 1997 was $1,632 million as compared to $1,684 million in the same period of the prior year. Gross margin as a percentage of sales was 22.3% and 23.3% in the 1997 and 1996 13 week periods, respectively. The 100 basis point gross margin rate decline was the result of higher levels of promotional sales, a mix shift to lower margined sales categories, and increased distribution costs versus the previous year.

Selling, General and Administrative ("SG&A") Expenses
     SG&A expenses decreased $41 million for the 13 weeks ended October 29, 1997 to $1,492 million, or 20.4% of sales, from $1,533 million, or 21.3% of sales, in the same period of the prior year. Of the $41 million net savings, $46 million was due to the absence of the international division. These savings were partially offset by higher expenses associated with comparable U.S. Kmart stores.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income

                                                     13 Weeks Ended
                                            --------------------------------
                                             October 29,         October 30,
($ Millions)                                   1997                1996
                                             ------------       ------------
United States                                   $140                $146
International                                    -                     5
                                                ----                ----
Consolidated Operating Income                   $140                $151
                                                ====                ====

     Operating income for the 13 weeks ended October 29, 1997 was $140 million, or 1.9% of sales, as compared to operating income of $151 million, or 2.1% of sales, in the same period of the prior year. Operating income was lower for the third quarter, compared to the prior year, as the 1.4% increase in sales and the $41 million reduction of SG&A expenses were more than offset by the 100 basis point decrease in gross margin.

Interest Expense
     Net interest expense for the 13 weeks ended July 30, 1997 was $96 million, as compared to $119 million for the same period of the prior year. The net interest expense on borrowings decreased as a result of lower levels of borrowings on the revolver, the payoff of the term loan, and improved borrowing spreads. See "Liquidity and Financial Condition".

Discontinued Operations
     Discontinued operations for the 13 weeks ended October 30, 1996 included $1 million of net income of Builders Square, Inc. ("Builders Square").

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED



FOR THE 39 WEEKS ENDED OCTOBER 29, 1997

RESULTS OF OPERATIONS

Store Activity
The Company's store activity for the 39 weeks ended October 29, 1997 is summarized as follows:


                                        YEAR-TO-DATE
                                          ACTIVITY
                          JANUARY 29,  --------------       OCTOBER 29,  OCTOBER 30,
                             1997      OPENED  CLOSED          1997         1996
                          -----------  -----   ------       -----------  -----------
Kmart:
United States                 2,134       7      (20)             2,121        2,143
Canada                          123       -     (123)  (a)            -          125
                          ---------    ----   ------        -----------  -----------
                              2,257       7     (143)             2,121        2,268
Mexico                            4       -       (4)  (a)            -            4
                          ---------    ----   ------        -----------  -----------
Total Stores                  2,261       7     (147)             2,121        2,272
                          =========    ====   ======        ===========  ===========

(a) Represents the disposition of the Canadian operations in June 1997 and the Mexican operations in March of 1997.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED


Sales

                                                 39 Weeks Ended                    % Change
                                       ------------------------------     --------------------------
                                          October 29,     October 30,                    Comparable
($ Millions)                                 1997             1996          All Stores     Stores
                                       -----------------  -----------     -------------  -----------
 United States                         $       22,125   $      21,017             5.3        5.3
 International                                    299             736           (59.3) (a)   -
                                       --------------   -------------
Consolidated Sales                     $       22,424   $      21,753             3.1        5.3
                                       ==============   =============

(a) Kmart Corporation completed the divestiture of its remaining international operations in June 1997.


Sales
     Sales for the 39 weeks ended October 29, 1997 were $22,424 million, a 3.1% increase over sales of $21,753 million in the same period of the prior year. Comparable store sales increased 5.3% over the same period of the prior year. The increase in comparable sales resulted from the strong performance in home fashions and decor, led by the Martha Stewart Everyday products, and strong performance in consumables related to the roll out during the year of approximately 448 Big Kmart store conversions, previously referred to as high frequency store conversions, and the Sesame Street brand introduction in children's apparel.

Gross Margin
     Gross margin for the 39 weeks ended October 29, 1997 was $4,907 million as compared to $4,952 million in the same period of the prior year. Gross margin as a percentage of sales was 21.9% and 22.8% in the 1997 and 1996 periods, respectively. The 90 basis point gross margin rate decline was the result of higher mix of promotional sales and a continued shift in sales towards lower margin consumables and commodities.

Selling, General and Administrative ("SG&A") Expenses
     SG&A expenses decreased $111 million for the 39 weeks ended October 29, 1997 to $4,480 million, or 20.0% of sales, from $4,591 million, or 21.1% of sales, in the same period of the prior year. Of the $111 million net savings, $60 million was related to stores closed since the prior year period, $87 million was due to the absence of the international division and $8 million resulted from reductions in expenses for comparable U.S. Kmart stores. These savings were partially offset by higher incremental expenses associated with new stores.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

Operating Income

                                                         39 Weeks Ended
                                                -----------------------------------
($ Millions)                                       October 29,       October 30,
                                                    1997                1996
                                                ----------------   ----------------
United States                                   $           430    $           372
International                                                (3)               (11)
                                                ----------------   ----------------
Consolidated Operating Income                   $           427    $           361
                                                ================   ================

     Operating income for the 39 weeks ended October 29, 1997 was $427 million, or 1.9% of sales, as compared to operating income of $361 million, or 1.7% of sales, in the same period of the prior year. This increase is the direct result of the 3.1% increase in sales and the $111 million reduction of SG&A expenses offset by the 90 basis point decrease in gross margin.

Interest Expense
     Net interest expense for the 39 weeks ended October 29, 1997 was $286 million, as compared to $339 million for the same period of the prior year.
The net interest expense on borrowings decreased as a result of lower levels of debt partially offset by lower levels of interest income and the refinancing of certain debt with trust convertible preferred securities in June of 1996. See "Liquidity and Financial Condition".

Discontinued Operations
     Discontinued operations for the 39 weeks ended October 30, 1996 included $10 million of net income of Builders Square. and a net loss of $61 million related to the sale of a portion of the Company's investment in Thrifty PayLess Holdings, Inc. together with the revaluation of the Company's remaining holdings at that time.

                               KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION  CONTINUED


LIQUIDITY AND FINANCIAL CONDITION

     Kmart's primary sources of working capital are cash flows from operations and borrowings under its credit facilities. The Company had working capital of $4,921; $6,189 and $4,131 million at October 29, 1997, October 30, 1996 and
January 29, 1997, respectively. The Company's working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable and the level of new store openings and closings.

     In March 1997, the Company issued, through a subsidiary, $335 million in Commercial Mortgage Pass Through Certificates ("CMBS"). The CMBS weighted average floating interest rate is 1 month LIBOR plus 47 basis points. Net proceeds were used to repay a portion of the term loan under the credit facility, with the repayment of the remaining portion of the term loan in April 1997 with accumulated cash from operations.

     In May 1997, the Company amended its revolving credit agreement. The amendment primarily involved an extension of the term by one year, a reduction in interest rate spreads, commitment and letter of credit fees and revised covenants to provide the Company with more operational flexibility.

     Net cash used by operating activities for the 39 weeks ended October 29, 1997 was $153 million as compared to net cash used of $557 million for the same period of 1996. The decrease in cash used by operating activities compared to the prior period was primarily the result of increased earnings, a decrease in cash used for inventory net of accounts payable and the change in certain long term liabilities, partially offset by a decrease in cash from discontinued operations and deferred income taxes and taxes payable.

     Net cash used for investing activities was $56 million for the 39 weeks ended October 29, 1997 compared to $579 million for the 39 weeks ended October 30, 1996. The decrease in cash used for investing activities was mainly caused by a decrease in the cash used for property held for sale or financing and an increase in the cash provided from real estate financing and other, partially offset by an increase in capital expenditures, primarily related to the rollout of the Big Kmart store concept in approximately 448 stores during the period, and an increase in notes receivable related to the sale of the Canadian operations.

     Net cash provided by financing activities amounted to $83 million during the 39 weeks ended October 29, 1997 compared to $512 million for the 39 weeks ended October 30, 1996. The decrease in cash provided by financing activities is primarily due to lower levels of borrowings under the revolving credit facility in the current year compared to the prior year.

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

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 11 - Information on Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K: No reports were filed on Form 8-K by the Registrant during the 13 weeks ended October 29, 1997.

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








                        Date:                December 10, 1997
                                             Kmart Corporation
                                 ------------------------------------------
                                                (Registrant)

                        By:                    M.E. Welch, III
                                 ------------------------------------------
                                               M.E. Welch, III
                                          SENIOR VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                          (Duly Authorized Officer,
                                        Principal Financial Officer)

                        By:                  William C. Najdecki
                                 ------------------------------------------
                                             William C. Najdecki
                                         VICE PRESIDENT, CONTROLLER
                                          (Duly Authorized Officer,
                                        Principal Accounting Officer)

                                Exhibit Index


Exhibit No.             Description
-----------             -----------

Exhibit 11        -     Information on Computation of Per Share Earnings
Exhibit 27        -     Financial Data Schedule