Form 10-K
period 1998-01-28
KMART CORP
filed 1998-04-14
CIK 56824

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.      20549

                                    FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT -- OF 1934
For the fiscal year ended January 28, 1998

                                         or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from____________to____________.

Commission File No. 1-327

                              KMART CORPORATION
           (Exact name of registrant as specified in its charter)

                       Michigan                              38-0729500
--------------------------------------------------------------------------------
            (State or other jurisdiction of                  (I.R.S. Employer
            incorporation or organization)                   Identification No.)

      3100 West Big Beaver Road - Troy, Michigan                 48084
--------------------------------------------------------------------------------
       (Address of principal executive offices)                (zip code)

  Registrant's telephone number, including area code         (248) 643-1000
                                                             -------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                 Name of each Exchange
     Title of each class                          on which registered
     -------------------                          --------------------

Common Stock, $1.00 par value           New York, Pacific and Chicago Exchanges

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock including common stock, held by non-affiliates of the registrant on March 25, 1998 was $8,087,934,327. The market value of the common stock is based on the closing price on the New York Stock Exchange on such date.

As of March 25, 1998, 490,177,839 shares of Common Stock of the Registrant, held by approximately 86,682 shareholders, were outstanding.

Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement dated April 10, 1998 in connection with the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

        U.S. General Merchandise Operations

        The Registrant operates in the general merchandise retailing industry through 2,136 Kmart discount stores with locations in each of the 50 United States, Puerto Rico, the U.S. Virgin Islands and Guam, including 99 Super Kmart Centers, all located in the United States. Kmart's general merchandise retail operations are located in 311 of the 316 Metropolitan Statistical Areas (MSAs) in the United States. In addition, Kmart stores occupy each of the three MSAs in Puerto Rico. Kmart stores are generally one-floor, free-standing units. Traditional Kmart general merchandise stores range from 40,000 to 120,000 square feet with the majority of modernized stores ranging from 85,000 to 120,000 square feet. The Big Kmart format was rolled out to an additional 458 stores in 1997, bringing the total for the chain to 670. This format emphasizes consumables and convenience. It is the Registrant's plan, should performance continue meeting expectations, to convert as many as 500 stores per year over the next two years to this format. Super Kmart Centers range from 135,000 to 194,000 square feet and feature a full line of general merchandise and groceries as well as a variety of ancillary services including video rentals, dry cleaning, hair care, optical and floral shops. Full-size stores operate in the most densely populated urban areas and are geographically located to increase customer awareness and maximize customer convenience and accessibility.

        Information regarding the Registrant's analysis of consolidated operations appearing in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 20 of the Registrant's 1997 Annual Report to Shareholders, is incorporated herein by reference.

        Information regarding the Registrant's discontinued operations and dispositions appearing in Note 3 of the "Notes to Consolidated Financial Statements" on page 27 of the Registrant's 1997 Annual Report to Shareholders, is incorporated herein by reference.

        Competition

        Kmart has several major competitors on a national level, including Dayton-Hudson's Target stores, J.C. Penney, Sears and Wal-Mart, and many competitors on a local level which compete with Kmart's individual stores. Success in this competitive market is based on factors such as price, quality, service, product mix and convenience.


        Seasonality

        The Registrant's business is highly seasonal and depends to a significant extent on the results of operations for the last quarter of the fiscal year.

        Credit Sales

        In March 1996, the Registrant launched a new private label Kmart Credit Card, available in all Kmart Stores, through Beneficial National Bank USA ("BNB USA"), a unit of Beneficial Corporation. BNB USA owns the receivables and retains the credit risk associated with this program. All of the Registrant's stores accept major bank credit cards as payment for merchandise.

        Employees

        The Registrant employed approximately 261,000 persons as of January 28, 1998.

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

Item 2.  Properties

        At January 28, 1998, Kmart operated a total of 2,136 general merchandise stores which are located in the United States, Puerto Rico, the U.S. Virgin Islands and Guam. With the exception of 105 store facilities which are wholly owned, the Registrant leases its store facilities.

        The Registrant owns its headquarters and one administrative building in Troy, Michigan and leases administrative buildings in Royal Oak, Michigan and North Bergen, New Jersey. The Registrant leases 18 United States distribution and port centers for initial terms of 10 to 30 years with options to renew for additional terms. In addition, the Registrant owns or leases 725 parcels not currently used for store operations, the majority of which are rented to others.

         A description of the Registrant's leasing arrangements, appearing in
Note 9 of the "Notes to Consolidated Financial Statements" on page 29 of the Registrant's 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item 3.  Legal Proceedings

        The Registrant is a party to a substantial number of legal proceedings, most of which are routine and all of which are incidental to its business. Some matters involve claims for large amounts of damages as well as other relief. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not materially affect the Registrant's liquidity, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Executive Officers of the Registrant

        The name, position, age and a description of the business experience for each of the executive officers of the Registrant is listed below as of March 25, 1998. There is no family relationship among the executive officers. Executive officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified. The business experience for each of the executive officers described below includes their principal positions held by them since 1992. None of the corporations or organizations listed below is a parent, subsidiary or other affiliate of the Registrant.

     Floyd Hall - Chairman of the Board, President and Chief Executive Officer,
59. Mr. Hall joined the Registrant under his current title in June 1995. Prior thereto he served concurrently as Chairman and Chief Executive Officer of The Museum Company, Alva Reproductions, Inc. and Glass Masters, Inc. from 1989 to 1995.

     Andrew A. Giancamilli - President and General Merchandise Manager, U.S. Kmart, 47. Mr. Giancamilli has been in his current title since January 1998. Prior thereto he held the following positions at the Registrant: Senior Vice President, General Merchandise Manager-Consumables and Commodities from 1996 to 1998; Vice President, Pharmacy Merchandising and Operations from 1995 to 1996. Prior to joining the Registrant in 1995 he was President, Chief Operating Officer, Perry Drug Stores, Inc. from 1993 to 1995; and Executive Vice President, Chief Operating Officer, Perry Drug Stores, Inc. from 1992 to 1993.

     Warren Cooper - Executive Vice President, Human Resources & Administration,
53. Mr. Cooper joined the Registrant under his current title in March 1996. Prior thereto he was Senior Vice President, Human Resources, General Cable from 1995 to 1996; Vice President, Human Resources, the Sears Merchandise Group, Sears, Roebuck & Co. from 1993 to 1995; and Vice President, Corporate Human Resources, Sears, Roebuck & Co. from 1987 to 1993.

     Laurence L. Anderson - Executive Vice President and President, Super Kmart,
56. Mr. Anderson joined the Registrant under his current title in July 1997. Prior thereto he was President and Chief Operating Officer, Retail Food, SuperValu Inc. from 1995 to 1997; and Executive Vice President, SuperValu Inc. from 1992 to 1995.

     Donald W. Keeble - Executive Vice President, Store Operations, 49. Mr. Keeble has served as an executive officer of the Registrant since 1989 and has served in his current position since February 1995. Prior thereto he held the following positions at the Registrant: Executive Vice President, Merchandising and Operations from 1994 to 1995; and Senior Vice President, General Merchandise Manager, Fashions from 1991 to 1994.

     Anthony N. Palizzi - Executive Vice President, General Counsel, 55. Mr. Palizzi has served as an executive officer of the Registrant since 1985 and has served in his current position since 1992.

     Marvin P. Rich - Executive Vice President, Strategic Planning, Finance and Administration, 52. Mr. Rich joined the Registrant under his current title in 1994. Prior thereto he was Executive Vice President, Specialty Companies, Wellpoint Health Networks/Blue Cross of California from 1992 to 1994. Mr. Rich resigned his position effective April 3, 1998.

     William N. Anderson - Senior Vice President and General Merchandise Manager
- Hardlines, 50. Mr. Anderson joined the Registrant under his current title in September 1996. Prior thereto he was President and Chief Operating Officer, Oshman's Sporting Goods, Inc. from 1994 to 1996; and Senior Vice President and General Manager, Ames Department Stores, Inc. from 1992 to 1994.

     Ernest L. Heether - Senior Vice President, Merchandise Planning and Replenishment, 52. Mr. Heether joined the Registrant under his current title in April 1996. Prior thereto he served as Senior Vice President, Merchandise Operations, Bradlees, Inc. from 1993 to 1996; and Vice President, Merchandise Planning and Control, Caldor from 1990 to 1993.

     Paul J. Hueber - Senior Vice President, Sales and Operations, 49.
Mr. Hueber has served as an executive officer of the Registrant since 1991 and has served in his current position since 1994. Prior thereto he was Vice President, West/Central Region from 1991 to 1994.

        Cecil B. Kearse - Senior Vice President and General Merchandise Manager
- Home, 45. Mr. Kearse has served in his current position since November 1997. Prior thereto he held the following positions with the Registrant: Vice President, Merchandise Presentation and Communication from 1996 to 1997; Vice President and General Merchandise Manager, Men's and Children's from 1995 to 1996; Divisional Vice President, Merchandising Fashions from 1994 to 1995; and Senior Buyer, Bed, Bath & Kitchen from 1990 to 1994.


        Jerry J. Kuske - Senior Vice President and General Merchandise Manager Health and Beauty Care/ Pharmacy/Consumables, 46. Mr. Kuske has served in his current position since November 1997. Prior thereto he held the following positions with the Registrant: Vice President, General Merchandise Manager, Health and Beauty Care/Pharmacy from 1996 to 1997; Divisional Vice President, Consumables and Commodities from 1995 to 1996. Prior to joining the Registrant he served as Senior Vice President, Merchandising and Marketing, Perry Drug Stores from 1994 to 1995; and Senior Vice President, Operations, Payless Drug Stores, Inc. from 1992 to 1994.

        James Mixon - Senior Vice President, Logistics, 53. Mr. Mixon joined the Registrant in his current position in July 1997. Prior thereto he served as Senior Vice President, Logistics/Service, Best Buy Stores from 1994 to 1997; and Senior Vice President, Distribution/Transportation, Marshall Stores from 1987 to 1994.

        Donald E. Norman - Senior Vice President, Chief Information Officer, 61. Mr. Norman joined the Registrant in 1995 as Divisional Vice President, Business Process Reengineering, Merchandise Inventory Controls and has served in his current position since December 1995. Prior thereto he was President, DNA, Inc. from 1994 to 1995; and Senior Vice President, Logistics, Ames Department Stores from 1990 to 1994.

        E.Jackson Smailes - Senior Vice President and General Merchandise Manager - Apparel, 55. Mr. Smailes joined the Registrant in his current position in July 1997. Prior thereto he served as President, Chief Executive Officer, Hills Department Stores from 1995 to 1997; and Executive Vice President, Merchandising and Marketing, Hills Department Stores from 1992 to 1995.

        William D. Underwood - Senior Vice President, Global Sourcing, 57.
Mr. Underwood has served as an executive officer of the Registrant since 1986 and has served in his current position since 1994. Prior thereto he was Senior Vice President, General Merchandise Manager - Hardlines from 1991 to 1994.

        Martin E. Welch III - Senior Vice President and Chief Financial Officer,
49. Mr. Welch joined the Registrant under his current title in December 1995. Prior thereto he was Senior Vice President, Chief Financial Officer, Federal-Mogul Corporation from 1991 to 1995.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        Information as to the market for the Registrant's common stock and related stockholder matters, as set forth in Note 17 of the "Notes to Consolidated Financial Statements" on page 32 of the Registrant's 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Selected Financial Data

        The "Selected Financial Data" summary, insofar as it relates to the five fiscal years ended January 28, 1998, appearing on page 17 of the Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference.

        Sales and comparable store statistics for the three fiscal years ended January 28, 1998, appearing in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 18 of the Registrant's 1997 Annual Report to Shareholders, are incorporated herein by reference.

        U.S. Kmart selling square footage for the five fiscal years ended January 28, 1998, appearing in the "Selected Financial Data" on page 17 of the Registrant's 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition", appearing on pages 18 through 20 of the Registrant's 1997 Annual Report to Shareholders, is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        Not applicable

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Registrant consisting of the consolidated balance sheets at January 28, 1998 and January 29, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 1998, and the notes to consolidated financial statements, together with the report of Price Waterhouse LLP, appearing on pages 21 through 32 of the Registrant's 1997 Annual Report to Shareholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                    PART III


Item 10.  Directors of the Registrant

        The information set forth under the caption "Proposal 1 - Election of Directors" on page 5 of the Registrant's Proxy Statement dated April 10, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 11.  Executive Compensation

        The information set forth on pages 7 and 9 through 14 of the Registrant's Proxy Statement dated April 10, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption "Stock Ownership of Executive Officers and Directors" on pages 3 through 5 of the Registrant's Proxy Statement dated April 10, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

        The information set forth under the caption "Executive Compensation" on pages 9 through 14 of the Registrant's Proxy Statement dated April
10, 1998 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)      The following documents are filed as part of this report:

        1.     Financial Statements

               The following consolidated financial statements of the Registrant are incorporated herein by reference from the Registrant's 1997 Annual Report to Shareholders:

                                                                                                    Page(s) in
                                                                                                   Registrant's
                                                                                                   Annual Report
                                                                                                   -------------
               Report of Independent Accountants                                                        21

               Consolidated Statements of Operations for each of the
                     three fiscal years in the period ended January 28, 1998                            22

               Consolidated Balance Sheets at January 28, 1998
                     and January 29, 1997                                                               23

               Consolidated Statements of Cash Flows for each
                     of the three fiscal years in the period ended January 28, 1998                     24

               Consolidated Statements of Shareholders' Equity for
                     each of the three fiscal years in the period ended January 28, 1998                25

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

               All other schedules have been omitted because they are not applicable or the required information is shown in the Registrant's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

        3.     Exhibits

               See Exhibit Index included in this report.

b)      Reports On Form 8-K

        The Registrant did not file a report on Form 8-K during the last quarter of the fiscal year ended January 28, 1998.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 1998.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


                                Kmart Corporation

                                 By: Floyd Hall
                  ---------------------------------------------
                                  (Floyd Hall)
                      Chairman of the Board, President and
                             Chief Executive Officer

                             By: Martin E. Welch III
                  ---------------------------------------------
                              (Martin E. Welch III)
                            Senior Vice President and
                             Chief Financial Officer
                          (Principal Financial Officer)

                                 By: William C.
                                    Najdecki
                  ---------------------------------------------
                              (William C. Najdecki)
                           Vice President, Controller
                         (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on April 14, 1998.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

                   James B. Adamson                                    Floyd Hall
     ---------------------------------------------          ---------------------------------------------
              James B. Adamson, Director                                  Floyd Hall,
                                                                    Chairman of the Board,
                  Lilyan H. Affinito                          President and Chief Executive Officer
     ---------------------------------------------
             Lilyan H. Affinito, Director                         (Principal Executive Officer
                                                                         and Director)
                Stephen F. Bollenbach
     ---------------------------------------------
           Stephen F. Bollenbach, Director                               Robert D. Kennedy
                                                            ---------------------------------------------
                                                                      Robert D. Kennedy, Director

     ---------------------------------------------
          Joseph A. Califano, Jr., Director                              J. Richard Munro
                                                           ---------------------------------------------
                                                                   J. Richard Munro, Director
                   Richard G. Cline
     ---------------------------------------------
              Richard G. Cline, Director                                Robin B. Smith
                                                           ---------------------------------------------
                                                                    Robin B. Smith, Director
                   Willie D. Davis
     ---------------------------------------------
              Willie D. Davis, Director                                 William P. Weber
                                                            ---------------------------------------------
                                                                   William P. Weber, Director
                   Enrique C. Falla
     ---------------------------------------------
              Enrique C. Falla, Director                               James O. Welch, Jr.
                                                           ---------------------------------------------
                                                                 James O. Welch, Jr., Director
                  Joseph P. Flannery
     ---------------------------------------------
             Joseph P. Flannery, Director


                                  EXHIBIT INDEX

        Exhibit
        Number       Description
        ------       -----------
     ****  (3a)      Restated Articles of Incorporation of Kmart Corporation
     ****  (3b)      Bylaws of Kmart Corporation, as amended
        *  (10a)     Kmart Corporation 1973 Stock Option Plan, as amended [10a] [A]
        *  (10b)     Kmart Corporation 1981 Stock Option Plan, as amended [10b] [A]
     ****  (10c)     Kmart Corporation Directors Retirement Plan, as amended  [10d] [A]
       **  (10d)     Kmart Corporation Performance Restricted Stock Plan, as amended [10e] [A]
      ***  (10e)     Kmart Corporation Deferred Compensation Plan for Non-Employee Directors, as amended [10f] [A]
      ***  (10f)     Kmart Corporation 1992 Stock Option Plan, as amended [10g] [A]
     ****  (10g)     Kmart Corporation Directors Stock Plan, as amended  [10h] [A]
       **  (10h)     Form of Employment Agreement with Executive Officers [10j] [A]
      ***  (10i)     Kmart Corporation Executive Deferred Compensation Plan [10j] [A]
      ***  (10j)     Amended and Restated Kmart Corporation Annual Incentive Bonus Plan [10k] [A]
      ***  (10k)     Amended and Restated Kmart Corporation Management Stock Purchase Plan [10l] [A]
      ***  (10l)     Supplemental Pension Benefit Plan [10m] [A]
     ****  (10m)     Agreement between Kmart Corporation and Executive [10n] [A]
    *****  (10n)     Kmart Corporation 1997 Long-term Equity Compensation Plan
           (10o)     Kmart Corporation 1998 Management Deferred Compensation and Restoration Plan
           (11)      Statement Regarding Computation of Per Share Earnings
           (12)      Statement Regarding Computation of Ratios
           (13)      Annual Report to Shareholders of Kmart Corporation for the Fiscal Year
                     Ended January 28, 1998
           (23)      Consent of Independent Accountants
           (27)      Financial Data Schedules

   Notes:

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

    *****            Filed as part of the 1996 Proxy Statement, and is incorporated herein by reference

     [#] Exhibit numbers in the Form 10-K Reports for the fiscal years ended: January 27, 1993, January 26, 1994, January
                     25, 1995, and January 31, 1996, respectively.

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