Form 10-Q
period 1998-10-28
KMART CORP
filed 1998-12-07
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 1998
                               ----------------
                                       OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                            Yes      X       No
                                  --------       -------


As of November 25, 1998, 492,931,875 shares of Common Stock of the Registrant were outstanding.

INDEX

PART I            FINANCIAL INFORMATION                                  PAGE
------            ---------------------                                  ----

Item 1.           Financial Statements


                  Consolidated Statements of Earnings --                   3
                  13 and 39 weeks ended October 28, 1998 and
                  October 29, 1997

                  Consolidated Balance Sheets --                           4
                  October 28, 1998, October 29, 1997 and
                  January 28, 1998

                  Consolidated Statements of Cash Flows--                  5
                  39 weeks ended October 28, 1998 and
                  October 29, 1997

                  Notes to Consolidated Financial                          6
                  Statements

Item 2.           Management's Discussion and Analysis of Results of    7-10
                  Operations and Financial
                  Condition

PART II           OTHER INFORMATION
-------           -----------------


Item 6.           Exhibits and Reports on Form 8-K                        11

                  Signatures

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

                                KMART CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  (Dollars in millions, except per share data)
                                   (Unaudited)

                                                                       13 WEEKS ENDED                           39 WEEKS ENDED
                                                              -------------------------------         ------------------------------
                                                               OCTOBER 28,        OCTOBER 29,          OCTOBER 28,       OCTOBER 29,
                                                                  1998                1997                1998             1997
                                                              ------------       ------------         ------------      ------------
Sales                                                             $ 7,642           $ 7,315              $23,273           $22,424
Cost of sales, buying and occupancy                                 5,954             5,683               18,198            17,517
                                                                  -------           -------              -------           -------
Gross margin                                                        1,688             1,632                5,075             4,907
Selling, general and administrative expenses                        1,540             1,492                4,550             4,480
Voluntary early retirement program                                   --                --                     19              --
                                                                  -------           -------              -------           -------
Income before interest, income taxes and dividends on
     convertible preferred securities of subsidiary                   148               140                  506               427
Interest expense, net                                                  76                96                  220               286
Income tax provision                                                   21                13                   83                41
Dividends on convertible preferred securities of subsidiary,
    net of income taxes of $6, $7, $20, and $20, respectively          13                13                   38                37
                                                                  -------           -------              -------           -------
Net income                                                        $    38           $    18              $   165           $    63
                                                                  =======           =======              =======           =======


Basic income per common share                                     $  0.08           $  0.04              $  0.34           $  0.13
                                                                  =======           =======              =======           =======

Basic weighted average shares (millions)                            492.8             488.0                491.7             486.8





          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)

                                                                         OCTOBER 28,        OCTOBER 29,       JANUARY 28,
                                                                            1998               1997              1998
                                                                         -----------        ------------      -----------
Current Assets:
    Cash and equivalents                                                  $   350            $   280           $   498
    Merchandise inventories                                                 8,060              7,793             6,367
    Other current assets                                                      844              1,015               611
                                                                          --------           --------          --------
Total current assets                                                        9,254              9,088             7,476

Property and equipment, net                                                 5,852              5,442             5,472
Other assets and deferred charges                                             443                505               610
                                                                          --------           --------          --------
Total Assets                                                              $15,549            $15,035           $13,558
                                                                          ========           ========          ========

Current Liabilities:
   Long-term debt due within one year                                     $    60            $    76           $    78
   Trade accounts payable                                                   3,019              2,824             1,923
   Accrued payroll                                                            855                838               863
   Taxes other than income taxes                                              240                250               209
   Other current liabilities                                                  387                179               201
                                                                          --------           --------          --------
Total current liabilities                                                   4,561              4,167             3,274

Long-term debt and notes payable                                            2,313              2,347             1,725
Capital lease obligations                                                   1,114              1,362             1,179
Other long-term liabilities                                                   928                921               965
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $1,000 at October 28, 1998)                                               983                979               981
Common stock, 1,500,000,000 shares authorized; shares issued
    492,752,144, 488,367,468, and 488,811,271, respectively                   493                489               489
Capital in excess of par value                                              1,654              1,605             1,605
Retained earnings                                                           3,503              3,165             3,340
                                                                          --------           --------          --------
Total Liabilities and Shareholders' Equity                                $15,549            $15,035           $13,558
                                                                          ========           ========          ========








          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                                  39 WEEKS ENDED
                                                                                           ------------------------------
                                                                                           OCTOBER 28,        OCTOBER 29,
                                                                                             1998               1997
                                                                                           -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                           $  165             $   63
      Adjustments to reconcile net income to net cash
           used for operating activities:
           Voluntary early retirement program                                                  19                  -
           Depreciation and amortization                                                      498                496
           Increase in accounts receivable                                                   (213)              (114)
           Increase in operating supplies and prepaids                                        (62)               (37)
           Increase in inventories                                                         (1,693)            (1,439)
           Increase in accounts payable                                                     1,096                815
           Deferred income taxes and taxes payable                                            156                 25
           Decrease in other long-term liabilities                                            (56)               (46)
           Changes in certain assets, liabilities and other items                              20                 85
                                                                                           ------             ------
      Net cash used for operating activities                                                  (70)              (152)
                                                                                           ------             ------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from divestitures                                                               87                145
      Proceeds from real estate transactions and other                                         23                413
      Capital contributions from minority interests                                             -                (55)
      Capital expenditures                                                                   (745)              (489)
      Other                                                                                     -                (70)
                                                                                           ------             ------
      Net cash used for investing activities                                                 (635)               (56)
                                                                                           ------             ------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of long-term debt and notes payable                              750                901
      Changes in common stock                                                                  52                 36
      Payments on capital lease obligations                                                   (65)               (85)
      Payments on long-term debt and notes payable                                           (180)              (770)
                                                                                           ------             ------
      Net cash provided by financing activities                                               557                 82
                                                                                           ------             ------

 Net change in cash and equivalents                                                          (148)              (126)
 Cash and equivalents at beginning of period                                                  498                406
                                                                                           ------             ------
 Cash and equivalents at end of period                                                     $  350             $  280
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

         Certain reclassifications of the January 28, 1998 and October 29, 1997 financial statements have been made to conform to current year presentation.


2.)      DIVESTITURE

         In February 1998, Hudson's Bay Co. purchased the Company's minority interest in Kmart Canada Co. Under the terms of the purchase, Kmart received approximately $8 million for the remaining equity interest in Kmart Canada Co., along with $79 million for repayment of an outstanding note and debentures.


3.)      INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at October 28, 1998, October 29, 1997 and January 28, 1998 were $465 million, $447 million and $457 million lower than the amounts that would have been reported under the first-in, first-out (FIFO) method, respectively.

4.)      PENSION PLANS

         In the second quarter of 1998, the Company announced and completed a Voluntary Early Retirement Program for certain Kmart distribution center associates. The Company recorded a charge of $19 million ($13 million after tax) based on the acceptance of the program by associates. Payouts under this program will be fully funded through existing pension plan assets.

5.)      LEASE ACQUISITIONS

         On May 1, 1998, the Company entered into an agreement with Kimco Realty Corporation to lease stores previously operated by Venture Stores, Inc. Forty-five of these locations have been converted to the Big Kmart format and operations commenced on October 29, 1998.

Item 2
                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


RESULTS OF OPERATIONS

                                                       13 WEEKS                          % CHANGE
                                          ----------------------------    -------------------------------------
      ($ Millions)                        OCTOBER 28,    OCTOBER 29,                               COMPARABLE
                                               1998         1997              ALL STORES             STORES
                                          -----------   --------------    --------------          -------------
SALES                                       $7,642         $7,315                4.5                   4.2
                                            ======         ======

OPERATING INCOME                            $  148         $  140
                                            ======         ======



         SALES and comparable store sales increased 4.5% and 4.2%, respectively for the 13 weeks ended October 28, 1998. The increases were primarily due to: improved merchandise assortments; continued roll out of the Big Kmart format, with 267 store conversions during the quarter; and execution of the Company's competitive pricing strategy. Divisions showing particular strength for the quarter included consumables, home appliances and electronics, pharmacy, health and beauty, and home decor. The Company closed 11 stores and opened 6 stores during the third quarter.


         GROSS MARGIN, as a percentage of sales, was 22.1% and 22.3% for the 13 weeks ended October 28, 1998 and October 29, 1997, respectively. The decrease in the percentage reflects the execution of the Company's competitive pricing strategy and the continued expansion of the Big Kmart format which emphasizes lower margined consumables, partially offset by improved margins resulting from increased import and private label goods.


         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 20.1% and 20.4%, for the 13 weeks ended October 28, 1998, and October 29, 1997, respectively. The 30 basis point decrease resulted primarily from increased expense leverage given additional sales volume.


         OPERATING INCOME for the 13 weeks ended October 28, 1998 was $148 million, or 2.0% of sales, as compared to operating income of $140 million, or 1.9% of sales, for the same period of the prior year. This increase was the result of increased sales volumes, improved profitability of the apparel division despite lower sales volumes and the leveraging of SG&A expenses.


         NET INTEREST EXPENSE for the 13 weeks ended October 28, 1998 was $76 million as compared to $96 million for the same period of the prior year. Net interest expense decreased as a result of lower levels of borrowings and increased investment income. See "Liquidity and Financial Condition".

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued


RESULTS OF OPERATIONS

                                                       39 WEEKS                          % CHANGE
                                          ----------------------------    -------------------------------------
      ($ millions)                        OCTOBER 28,    OCTOBER 29,                               COMPARABLE
                                               1998         1997              ALL STORES             STORES
                                          -----------   --------------    ---------------         -------------
SALES
      United States                         $23,273       $22,125                 5.2                  4.8
      International                               -           299              (100.0)                   -
                                            -------       -------
      Consolidated Sales                    $23,273       $22,424                 3.8                  4.8
                                            =======       =======

OPERATING INCOME
      United States                         $   506       $   430
      International                               -            (3)
                                            -------       -------
      Consolidated Operating Income         $   506       $   427
                                            =======       =======


         SALES and comparable store sales increased 3.8% and 4.8%, respectively, for the 39 weeks ended October 28, 1998. The increases were primarily due to: improved merchandise assortments; continued roll out of the Big Kmart format, with 519 store conversions during the period; and execution of the Company's competitive pricing strategy. Divisions showing particular strength included consumables, pharmacy, home appliances and electronics and apparel. The Company operated a total of 2,109 stores as of October 28, 1998 compared to 2,121 stores for the same period of the prior year. The Company closed 35 stores and opened 8 stores during the period.


         GROSS MARGIN, as a percentage of sales, was 21.8% and 21.9% for the 39 weeks ended October 28, 1998 and October 29, 1997, respectively. This decrease is attributable to the execution of the Company's competitive pricing strategy and growth in lower margined sales categories such as consumables, partially offset by improved margins resulting from increased import and private label goods.


         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 19.5% and 20.0%, for the 39 weeks ended October 28, 1998, and October 29, 1997, respectively. The 50 basis point decrease resulted primarily from the sale of international operations and increased expense leverage given additional sales volume, offset by increased Year 2000 compliance expenses.


         OPERATING INCOME for the 39 weeks ended October 28, 1998 was $506 million, or 2.2% of sales, as compared to operating income of $427 million, or 1.9% of sales, for the same period of the prior year. This increase was the result of increased sales volumes, improved profitability of the apparel division and continued leveraging of SG&A expenses.


         NET INTEREST EXPENSE for the 39 weeks ended October 28, 1998 was $220 million as compared to $286 million for the same period of the prior year. Net interest expense decreased as a result of lower levels of borrowings and increased investment income. See "Liquidity and Financial Condition".

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued

LIQUIDITY AND FINANCIAL CONDITION

         Kmart's primary sources of working capital are cash flows from operations and borrowings under its credit facilities. The Company had working capital of $4,693, $4,921 and $4,202 million at October 28, 1998, October 29, 1997, and January 28, 1998, respectively. The Company's working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable and the level of store openings and closings.

         In March 1998, the collateral securing the Company's borrowings under the Revolving Credit Agreement was released. The Company continued to be in compliance with all covenants contained in the Agreement during the third quarter of 1998.

         Net cash used for operating activities for the 39 weeks ended October 28, 1998 was $70 million as compared to $152 million for the same period in 1997. The decrease in cash used was primarily the result of increased earnings, a decrease in cash used for inventory net of accounts payable and receipt of federal tax refunds.

         Net cash used for investing activities was $635 million for the 39 weeks ended October 28, 1998 compared to $56 million for the same period in 1997. The increase in cash used by investing activities was primarily the result of increased capital expenditures and a reduced level of proceeds from real estate transactions.

         Net cash provided by financing activities was $557 million for the 39 weeks ended October 28, 1998 compared to $82 million for the same period in 1997. The increase in cash was primarily a result of the lower levels of debt repayment in 1998 due to repayment of the remaining balance on the Term Loan in 1997.

         Management believes the funds generated by operations, together with funds available under existing credit arrangements, are sufficient to meet the Company's currently anticipated funding requirements.

YEAR 2000

         The Year 2000 statement set forth below is a Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law No. 105-271. Please note that, for purposes of any action brought under the securities laws, as that term is defined in section 3(a)(47) of the Securities Exchange Act of 1934 (15 U.S.C. 78c(a)(47)), the Year 2000 Information and Readiness Disclosure Act does not apply to any statements contained in any documents or materials filed with the Securities and Exchange Commission, or with Federal banking regulators, pursuant to section 12(i) of the Securities Exchange Act of 1934 (15 U.S.C. 78l(i)), or disclosures or writing that when made accompanied the solicitation of an offer or sale of securities.

         The Company's Year 2000 Compliance Program consists of four phases, (I) inventory and assessment, (II) remediation and unit testing, (III) return to production and (IV) integration testing. For information technology systems, the Company has substantially completed phase I and has completed approximately 85 percent of phases II and III. The Company anticipates having substantially all remaining business critical applications returned to production during the fourth quarter of 1998. Integration tests are planned for the second, third and, if necessary, the fourth quarters of 1999.

         The Company has initiated a formal communication program with significant vendors to evaluate their Year 2000 compliance, and is assessing their responses to the Company's Year 2000 readiness questionnaire. Approximately 85 percent of significant merchandise vendors have responded most to the effect that their ability to supply the Company will not be affected by the Year 2000 issue. Although the Company values its relationships with significant vendors, should such a vendor become unable to deliver merchandise or services, substitute merchandise for many of the goods the Company sells and substitutes for many of the services it receives can be obtained from other vendors. However, the Company cannot assure timely compliance of vendors and may be adversely affected by failure of a significant vendor to supply merchandise or services due to Year 2000 compliance failures.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued

YEAR 2000 (continued)

         Should the Company not successfully complete a significant portion of its Year 2000 Compliance Program, its financial condition may be materially adversely impacted; however, management does not consider the possibility of such an occurrence to be likely. The Company anticipates that the most reasonably likely worst case scenarios include, but are not limited to, loss of communication with stores, loss of electric power and inability to process transactions or engage in similar normal business activity. Certain contingency plans have been or will be created, such as installation of backup power supplies and around-the-clock support teams. Despite these contingency plans, the Company may be adversely affected by failure of a significant third party (such as suppliers of utilities, communication, transportation, banking and other services) to become Year 2000 compliant. In addition, due to the uncertainty of the effect of Year 2000 failures on our customers, we are unable to assess the effect these failures will have on consumer spending or on returns of merchandise that may contain hardware or software components. As a result, the Company cannot estimate the impact of these events on the Company's results of operations, liquidity or financial condition.

         The total cost of the Company's Year 2000 Compliance Program is estimated at $75 million, with $5 million incurred in 1997, and $33 million incurred year-to-date. Estimated costs for fiscal 1998 total $43 million and are being funded through operating cash flows. Certain information technology projects have been delayed as a result of the Company's Year 2000 compliance effort. Estimated future expenditures and the delay of information technology projects are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

         Estimated costs of the Company's Year 2000 Compliance Program and projected completion dates are based on management's best estimates of future events and are forward-looking statements that may be updated as additional information becomes available. Readers are cautioned that forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement Regarding Forward-looking Information" following this disclosure.

OTHER MATTERS

         As of the end of 1997, the board of directors approved the repurchase of up to 2,000,000 shares of the Company's common stock to be used to fund the Company's employee benefit plans. During 1998, the Company purchased approximately 1,937,700 shares at a cost of $38.4 million.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including the discussion of management expectations for Year 2000 compliance, involve certain risks and uncertainties that may cause actual future results to differ materially from those contemplated, projected, estimated or budgeted in such forward-looking statements. Factors that may impact forward-looking statements include, but are not limited to, the following: economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending, the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, and competitive and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 11 - Information on Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule
         Exhibit 99 - Amendment to Employment Agreement

(b) Reports on Form 8-K: No reports were filed on Form 8-K by the Registrant during the 13 weeks ended October 28, 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his name in the electronic filing of this document with the Securities and Exchange Commission.



















                     Date:                  December 7, 1998
                                            Kmart Corporation
                               ------------------------------------------------
                                               (Registrant)


                     By:                   /S/ M.E. Welch, III
                               ------------------------------------------------
                                               M.E. Welch, III
                                          SENIOR VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER
                                          (Duly Authorized Officer,
                                        Principal Financial Officer)

                     By:                  /S/ Lois M. Connelly
                               ------------------------------------------------
                                              Lois M. Connelly
                                         VICE PRESIDENT, CONTROLLER
                                          (Duly Authorized Officer,
                                        Principal Accounting Officer)

                                 Exhibit Index
                                 -------------



Exhibit No.                             Description
-----------                             -----------

Exhibit 11 - Information on computation of Per Share Earnings
Exhibit 27 - Financial Data Schedule
Exhibit 99 - Amendment to Employment Agreement