Form 10-Q/A
period 1998-10-28
KMART CORP
filed 1998-12-14
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A



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

OTHER MATTERS


         As of the end of 1997, the board of directors approved the repurchase of up to 2,000,000 shares of the Company's common stock to be used to fund the Company's employee benefit plans. During 1998, the Company purchased approximately 1,937,700 shares at a cost of $30.4 million.


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