Form 10-Q
period 1999-07-28
KMART CORP
filed 1999-09-03
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 1999

                                                      OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from                  to
                              ------------------  ------------------
Commission File No. 1-327
                   ------
                                KMART CORPORATION
                          --------------------------
             (Exact name of registrant as specified in its charter)


              Michigan                                  38-0729500
  -----------------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

  3100 West Big Beaver Road - Troy, Michigan              48084
  -----------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code    (248) 643-1000
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

                                           Yes      X       No
                                                ---------       -------


As of August 25, 1999, 493,697,774 shares of Common Stock of the Registrant were outstanding.

                                     INDEX

PART I                                   FINANCIAL INFORMATION                                                 PAGE
------                                   ---------------------                                                ------
Item 1.                                  Financial Statements

                                         Consolidated Statements of Operations--                                3
                                         13 and 26 weeks ended July 28,1999 and
                                         July 29,1998

                                         Consolidated Balance Sheets--                                          4
                                         July 28, 1999, July 29,1998 and
                                         January 27,1999

                                         Consolidated Statements of Cash Flows --                               5
                                         26 weeks ended July 28,1999 and
                                         July 29, 1998

                                         Notes to Consolidated Financial                                      6 - 7
                                         Statements

Item 2.                                  Management's Discussion and Analysis of Results of                   8 - 12
                                         Operations and Financial
                                         Condition

PART II                                  OTHER INFORMATION
-------                                  -----------------

Item 4.                                  Submission of Matters to a Vote of Security Holders                 13 - 14


Item 6.                                  Exhibits and Reports on Form 8-K                                       14

                                         Signatures                                                             15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in millions, except per share data)
                                   (Unaudited)




                                                                          13 Weeks Ended                26 Weeks Ended
                                                                  -----------------------------  ----------------------------
                                                                     July 28,       July 29,        July 28,       July 29,
                                                                      1999            1998            1999           1998
                                                                  --------------  -------------  -------------  -------------
Sales                                                               $  8,757        $  8,116       $ 16,901        $ 15,631
Cost of sales, buying and occupancy                                    6,835           6,336         13,252          12,244
                                                                    --------        --------       --------        --------
Gross margin                                                           1,922           1,780          3,649           3,387
Selling, general and administrative expenses                           1,640           1,561          3,181           3,010
Voluntary early retirement program                                         -              19              -              19
                                                                    --------        --------       --------        --------
Income before interest, income taxes and dividends on
    convertible preferred securities of subsidiary                       282             200            468             358
Interest expense, net                                                     64              70            130             144
Income tax provision                                                      72              38            112              62
Dividends on convertible preferred securities of subsidiary,
   net of income taxes of $7, $7, $14, and $14                            12              12             25              25
                                                                    --------        --------       --------        --------
Income from continuing operations                                        134              80            201             127
Discontinued operations, net of income taxes of $124:
   Provision for lease obligations resulting from
   guarantee of previously owned Builders Square locations              (230)              -           (230)              -
                                                                    --------        --------       --------        --------
Net income (loss)                                                   $    (96)       $     80       $    (29)       $    127
                                                                    ========        ========       ========        ========

Basic earnings (loss) per common share:
Income from continuing operations                                   $   0.27        $   0.16       $   0.41        $   0.26
Discontinued operations                                                (0.47)              -          (0.47)              -
                                                                    --------        --------       --------        --------
Net income (loss)                                                   $  (0.20)       $   0.16       $  (0.06)       $   0.26
                                                                    ========        ========       ========        ========

Diluted earnings (loss) per common share:
Income from continuing operations                                   $   0.26        $   0.16       $   0.40        $   0.26
Discontinued operations                                                (0.41)              -          (0.41)              -
                                                                    --------        --------       --------        --------
Net income (loss)                                                   $  (0.15)       $   0.16       $  (0.01)       $   0.26
                                                                    ========        ========       ========        ========

Basic weighted average shares (millions)                               495.2           492.9          494.6           491.3
Diluted weighted average shares (millions)                             567.0           570.6          567.0           568.2


          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in millions)
                                   (Unaudited)



                                                                                 July 28,        July 29,      January 27,
                                                                                  1999             1998           1999
                                                                              --------------   ------------   ------------
Current Assets:
    Cash and cash equivalents                                                   $   299         $   556         $   710
    Merchandise inventories                                                       7,061           6,808           6,536
    Other current assets                                                            622             673             584
                                                                                -------         -------         -------
Total current assets                                                              7,982           8,037           7,830

Property and equipment, net                                                       6,114           5,642           5,914
Other assets and deferred charges                                                   538             447             422
                                                                                -------         -------         -------
Total Assets                                                                    $14,634         $14,126         $14,166
                                                                                =======         =======         =======

Current Liabilities:
   Long-term debt due within one year                                           $    81         $    51         $    77
   Trade accounts payable                                                         2,353           2,334           2,047
   Accrued payroll and other liabilities                                          1,304           1,199           1,359
   Taxes other than income taxes                                                    251             241             208
                                                                                -------         -------         -------
Total current liabilities                                                         3,989           3,825           3,691

Long-term debt and notes payable                                                  1,526           1,636           1,538
Capital lease obligations                                                         1,052           1,136           1,091
Other long-term liabilities                                                       1,122             927             883
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $1,000 at July 28, 1999)                                                        985             983             984
Common stock, $1 par value, 1,500,000,000 shares authorized;
    494,530,727, 493,284,068, and 493,358,504, shares issued                        494             493             493
Capital in excess of par value                                                    1,676           1,659           1,667
Retained earnings                                                                 3,790           3,467           3,819
                                                                                -------         -------         -------
Total Liabilities and Shareholders' Equity                                      $14,634         $14,126         $14,166
                                                                                =======         =======         =======


          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)
                                   (Unaudited)

                                                                                           26 Weeks Ended
                                                                                 ----------------------------------
                                                                                       July 28,        July 29,
                                                                                        1999             1998
                                                                                 -----------------  ---------------
CASH FLOW FROM OPERATING ACTIVITIES
      Income from continuing operations                                                 $ 201            $ 127
      Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
           Depreciation and amortization                                                  377              332
           Cash used for store restructuring and other charges                            (81)             (65)
           Increase in inventories                                                       (525)            (441)
           Increase in accounts payable                                                   306              411
           Increase in accounts receivable                                                 (1)             (65)
           Increase in sales tax payable                                                   30               36
           Deferred income taxes and taxes payable                                         26              160
           Decrease in other long-term liabilities                                        (23)             (38)
           Changes in certain assets and liabilities                                      (13)               5
           Voluntary early retirement program                                               -               19
                                                                                        -----            -----
Net cash provided by operating activities                                                 297              481
                                                                                        -----            -----

CASH FLOW FROM INVESTING ACTIVITIES
      Acquisition of Caldor leases                                                        (86)               -
      Proceeds from sale of Canadian operations                                             -               87
      Capital expenditures                                                               (577)            (400)
                                                                                        -----            -----
Net cash used for investing activities                                                   (663)            (313)
                                                                                        -----            -----

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                                             44                -
      Payments on long-term debt                                                          (52)            (116)
      Purchase of common shares                                                           (32)              (8)
      Issuance of common shares                                                            34               57
      Payments on capital lease obligations                                               (39)             (43)
                                                                                        -----            -----
Net cash used for financing activities                                                    (45)            (110)
                                                                                        -----            -----

Net (decrease) increase in cash and cash equivalents                                     (411)              58
Cash and cash equivalents at beginning of period                                          710              498
                                                                                        -----            -----
Cash and cash equivalents at end of period                                              $ 299            $ 556
                                                                                        =====            =====


           See accompanying Notes to Consolidated Financial Statements

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

        Certain reclassifications of the January 27, 1999 and July 29, 1998 financial statements have been made to conform to current year presentation.

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

3.   Inventories and Cost of Merchandise Sold

        A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at July 28, 1999, July 29, 1998 and January 27, 1999 were $410 million, $467 million and $407 million lower than the amounts that would have been reported under the first-in, first-out (FIFO) method, respectively.

4.   Lease Acquisitions

        During the first half of 1999, the Company entered into agreements with Caldor Corporation to purchase the operating leases, fixtures and equipment of sixteen Caldor stores. In addition to assuming annual minimum operating lease obligations of $10.7 million, the total acquisition premium paid for these locations was $86 million. The lease acquisition premium will be amortized over the remaining term of the acquired leases. The Company expects to open these stores in the second half of 1999.

5.   Discontinued Operations

        On June 11, 1999, Hechinger Company ("Hechinger"), which acquired substantially all of the operating assets of former subsidiary Builders Square, Inc., filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company recorded a non-cash charge of $354 million, $230 million aftertax. The charge reflects Kmart's best estimate of the impact of Hechinger's default on lease obligations for up to 110 former Builders Square locations, which are guaranteed by Kmart.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                   (Unaudited)

6.    Other Commitments and Contingencies

Lease Guarantees

         Kmart has outstanding guarantees for real property leases of certain former subsidiaries as follows:

                                                    Present Value of                 Gross
                                                     Future Lease                    Future
                                                    Obligations @ 7%            Lease Obligation
                                                ----------------------      ----------------------

OfficeMax                                               $  101                      $  149
Borders Group                                              105                         188
The Sports Authority                                       226                         383
Builders Square                                            697                       1,283
                                                        ------                      ------
Total                                                   $1,129                      $2,003
                                                        ======                      ======



         The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable. As a result of the Hechinger bankruptcy filing on June 11, 1999, the Company has recorded a second quarter charge related to guarantees of lease obligations for previously owned Builders Square locations (See Note 5 of the Notes to Consolidated Financial Statements).

The Sports Authority

         In October 1998, TSA announced that it had amended certain aspects of its bank credit agreement, including modifying certain financial covenants, in light of a restructuring charge taken in the third quarter 1998. Pursuant to that amendment, TSA also granted its bank lenders a security interest in its inventory and certain accounts receivable. On December 9, 1998, in its third quarter 10-Q filing, TSA noted that its ability to satisfy ongoing working capital and capital expenditure requirements would depend on the successful negotiation of a new credit facility prior to the expiration of its bank credit agreement in April 1999. On April 13, 1999, TSA entered into a new credit facility.

         For its second quarter 1999, TSA announced year-to-date same store sales decreases of 3.2 percent, and year-to-date operating income of $3.8 million, as compared to operating income of $4.4 million for the same period of the prior year.

         Kmart's rights and obligations with respect to its guarantee of TSA leases are governed by a Lease Guaranty, Indemnification and Reimbursement Agreement dated as of November 23, 1994.

Other

         There are various claims, lawsuits, and pending actions against Kmart incident to its operations. It is the opinion of the Company's management that the ultimate resolution of these matters will not have a material adverse effect on Kmart's liquidity, financial position or results of operations.

Item 2.
                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


Results of Operations

                                                    13 Weeks                                   % Change
                                      --------------------------------------     ---------------------------------------
                                           July 28,              July 29,                                  Comparable
                                            1999                   1998            All Stores                stores
                                      --------------          --------------     ---------------         ---------------
                                                   ($ Millions)

            Sales                     $        8,757          $        8,116           7.9                    5.9
                                      ==============          ==============

            Operating Income          $          282          $          219
                                      ==============          ==============



         Sales and comparable store sales increased 7.9% and 5.9%, respectively, for the 13 weeks ended July 28, 1999. The increases were primarily due to: improved merchandise assortments including exclusive private label lines such as Martha Stewart Everyday, Route 66 apparel and accessories, as well as Jaclyn Smith and Kathy Ireland ladies apparel; continued roll out of the Big Kmart format, with 149 store conversions during the quarter and 281 conversions year-to-date; and continued execution of the Company's competitive pricing strategy. Divisions showing particular strength for the quarter included pharmacy, housewares and home decor, consumables and edibles, home appliances and electronics, outdoor lawn and garden, and ladies apparel. The Company closed one store and opened one store during the second quarter.


         Gross margin, as a percentage of sales, was 21.9% for both the 13 weeks ended July 28, 1999 and July 29, 1998. This is attributable to the Company's competitive pricing strategy and the continued expansion of the Big Kmart format which emphasizes lower margined consumables, offset by margin improvements resulting from refined merchandise assortments, performance of our apparel division and a higher mix of private label goods.


         Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 18.7% and 19.2%, for the 13 weeks ended July 28, 1999, and July 29, 1998, respectively. The 50 basis point decrease resulted primarily from increased expense leverage given additional sales volume, partially offset by incremental costs associated with new stores opened during 1998.


         Operating income for the 13 weeks ended July 28, 1999 was $282 million, or 3.2% of sales, as compared to operating income, excluding the charge for a Voluntary Early Retirement Program, of $219 million, or 2.7% of sales, for the same period of the prior year. This increase was the result of increased sales volumes and the leveraging of SG&A expenses.


         Net interest expense for the 13 weeks ended July 28, 1999 was $64 million as compared to $70 million for the same period of the prior year. Net interest expense decreased as a result of overall lower levels of borrowings resulting from scheduled repayments and repurchases of existing debt. See "Liquidity and Financial Condition".

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued


Results of Operations

                                                    26 Weeks                                     % Change
                                      --------------------------------------     ----------------------------------------
                                           July 28,            July 29,                                   Comparable
                                             1999                1998              All Stores                Stores
                                      ------------------   -----------------     ---------------      -------------------
                                                   ($ Millions)

            Sales                     $           16,901   $          15,631           8.1                    6.2
                                      ==================   =================

            Operating Income          $              468   $             377
                                      ==================   =================




         Sales and comparable store sales increased 8.1% and 6.2%, respectively, for the 26 weeks ended July 28, 1999. The increases were primarily due to: improved merchandise assortments including exclusive private label lines such as Martha Stewart Everyday, Route 66 apparel and accessories, as well as Jaclyn Smith and Kathy Ireland ladies apparel; continued roll out of the Big Kmart format, with 281 store conversions during the period; and continued execution of the Company's competitive pricing strategy. Divisions showing particular strength included housewares and home decor, pharmacy, consumables and edibles, home appliances and electronics and ladies apparel. The Company closed 13 stores and opened three stores during the first half of 1999.


         Gross margin, as a percentage of sales, was 21.6% and 21.7% for the 26 weeks ended July 28, 1999 and July 29, 1998, respectively. The decrease in the percentage reflects the execution of the Company's competitive pricing strategy and the continued expansion of the Big Kmart format which emphasizes lower margined consumables, partially offset by margin improvements resulting from refined merchandise assortments, performance of our apparel division, increased import activity and a higher mix of private label goods.


         Selling, general and administrative ("SG&A") expenses, as a percentage of sales, were 18.8% and 19.3%, for the 26 weeks ended July 28, 1999, and July 29, 1998, respectively. The 50 basis point decrease resulted primarily from increased expense leverage given additional sales volume, partially offset by incremental costs associated with new stores opened during 1998.


         Operating income for the 26 weeks ended July 28, 1999 was $468 million, or 2.8% of sales, as compared to operating income, excluding the charge for a Voluntary Early Retirement Program, of $377 million, or 2.4% of sales, for the same period of the prior year. This increase was the result of increased sales volumes and the leveraging of SG&A expenses.


         Net interest expense for the 26 weeks ended July 28, 1999 was $130 million as compared to $144 million for the same period of the prior year. Net interest expense decreased as a result of overall lower levels of borrowings resulting from scheduled repayments and repurchases of existing debt. See "Liquidity and Financial Condition".

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued

Liquidity and Financial Condition

         Kmart's primary sources of working capital are cash flows from operations and borrowings under its credit facilities. The Company had working capital of $3,993, $4,212 and $4,139 million at July 28, 1999, July 29, 1998, and January 27, 1999, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable and the level of store openings and closings. Borrowings of $44 million were outstanding under the Company's $2.5 billion Revolving Credit Agreement ("Revolver") at the end of the second quarter of 1999. No borrowings were outstanding at the end of the second quarter of 1998.

         Net cash provided by operating activities for the 26 weeks ended July 28, 1999 was $297 million as compared to $481 million for the same period in 1998. The decrease in cash provided by operating activities was primarily the result of an increase in the Company's net inventory position resulting from the new stores opened during 1998, Big Kmart conversions in 1999 and the second half of 1998, as well as tax refunds received in the prior year.

         Net cash used for investing activities was $663 million for the 26 weeks ended July 28, 1999 compared to $313 million for the same period in 1998. The increase in cash used for investing activities was primarily the result of increased capital expenditures related to the Big Kmart rollout, new stores, expansion of existing stores and the acquisition of sixteen Caldor leases. The prior year's investing activities were also partially offset by the proceeds received from the divestiture of Kmart Canada.

         Net cash used for financing activities was $45 million for the 26 weeks ended July 28, 1999 compared to $110 million for the same period in 1998. The decrease in cash used for financing activities was primarily a result of lower payments on long-term debt due to bonds repurchased in the prior year and increased borrowings under the Revolver, partially offset by repurchases of common stock under the Company's stock repurchase program.

         Management believes that its current financing arrangements will be sufficient to meet the Company's liquidity needs for operations and capital demands.

Year 2000

         The Company's Year 2000 Compliance Program consists of four phases, (I) inventory and assessment, (II) remediation and unit testing, (III) return to production and (IV) integration testing. For information technology systems, the Company has substantially completed phases I, II and III. Phase IV is underway and is planned to be completed midway through the fourth quarter of 1999. Substantially all business critical applications have been returned to production. The non-information technology equipment at a significant number of the Company's operating locations is already fully Year 2000 ready. Non-information technology equipment at the remainder of the Company's locations is expected to be Year 2000 ready by the end of the third quarter of 1999.

         The Company has initiated a formal communication program with significant vendors to evaluate their Year 2000 readiness, and is assessing their responses to the Company's Year 2000 readiness questionnaire. All significant merchandise vendors have responded, most indicating that their ability to supply the Company will not be affected by the Year 2000 issue. Although the Company values its relationships with significant vendors, should such a vendor become unable to deliver merchandise or services, substitutes for many of the goods the Company sells and services it receives can be obtained from other vendors. However, the Company cannot assure timely readiness of vendors and may be adversely affected by failure of a significant vendor to supply merchandise or services due to Year 2000 failures. In addition, the Company is currently conducting integration testing with selected third parties' systems with which the Company's systems interface. The Company anticipates that such testing will be substantially completed midway through the fourth quarter of 1999.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued

Year 2000 (continued)

         Should the Company not successfully complete a significant portion of its Year 2000 Compliance Program, its financial condition may be materially adversely impacted. Management does not consider the possibility of such an occurrence to be likely. The Company anticipates that the most reasonably likely worst case scenarios include, but are not limited to, loss of communication with stores, loss of electric power, and inability to process transactions or engage in similar normal business activity. Certain contingency plans have been or will be created, such as installation of backup power supplies and around-the-clock support teams. Despite these contingency plans, the Company may be adversely affected by failure of a significant third party (such as suppliers of utilities, communication, transportation, banking and other services) to become Year 2000 ready.

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

         During the second quarter of 1999, the Company revised its estimated costs for the Year 2000 Compliance Program to $80 million. Total program costs to date include $5 million incurred in 1997, $46 million incurred in 1998, and $14 million incurred year-to-date. Year 2000 Compliance Program costs are being funded through operating cash flows. Certain information technology projects have been delayed as a result of the Company's Year 2000 readiness effort. Estimated future expenditures and the delay of information technology projects are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

         The Year 2000 statement set forth above is a Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act, 15 U.S.C. ss. 1 note. Please note that, for purposes of any action brought under the securities laws, as that term is defined in section 3(a)(47) of the Securities Exchange Act of 1934 (15 U.S.C. 78c(a)(47)), the Year 2000 Information and Readiness Disclosure Act does not apply to any statements contained in any documents or materials filed with the Securities and Exchange Commission, or with Federal banking regulators, pursuant to section 12(i) of the Securities Exchange Act of 1934 (15 U.S.C. 78l(i)), or disclosures or writing that when made accompanied the solicitation of an offer or sale of securities.


Share Repurchase Programs

         In the first quarter of fiscal 1999, the Company repurchased 62,300 shares of common stock at a cost of approximately $1 million, completing a year-long program to repurchase an aggregate of 2,000,000 shares of the Company's common stock to fund certain employee benefit plans.

         On May 18, 1999, the board of directors approved a common stock repurchase program to acquire up to $1 billion of the Company's common shares over a period of up to three years. During the second quarter of fiscal 1999, the Company repurchased 2 million shares of common stock at a cost of approximately $31 million.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- Continued

Other Matters

         Kmart has guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., The Sports Authority, Inc. and Builders Square, Inc. The present value of the lease obligations guaranteed by Kmart is approximately $1.1 billion. The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. (See Notes 5 and 6 of the Notes to Consolidated Financial Statements)

         On June 11, 1999, Hechinger Company, which acquired substantially all of the operating assets of former subsidiary Builders Square Inc., filed for Chapter 11 bankruptcy protection. As a result of the filing, the Company recorded a non-cash charge of $354 million, $230 million aftertax. The charge reflects Kmart's best estimate of the impact of Hechinger's default on lease obligations for up to 110 former Builders Square locations which are guaranteed by Kmart. (See Note 5 of the Notes to Consolidated Financial Statements)

         During the second quarter of 1999, the Company signed binding Letters of Understanding with Supervalu, Inc. and Fleming Companies Inc. to assume responsibility for the distribution and replenishment of $3.9 billion (annualized at cost) of grocery-related products to all of its stores and created a Food and Consumables merchandising group. These initiatives are expected to improve operating efficiency, reduce working capital requirements and improve logistics capabilities. Forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement Regarding Forward-looking Information".

         There are various claims, lawsuits, and pending actions against Kmart incident to its operations. It is the opinion of the Company's management that the ultimate resolution of these matters will not have a material adverse effect on Kmart's liquidity, financial position or results of operations.

Cautionary Statement Regarding Forward-looking Information

         This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements, other than those based on historical facts, including the discussion of management's expectations for Year 2000 compliance, which address activities, events or developments that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The following information is furnished with respect to the Annual Meeting of Stockholders of Kmart Corporation:

(a)      The Annual Meeting was held on May 18, 1999.

(b) All nominees for director as listed in the Company's proxy statement dated April 12, 1999 were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c)      Proposal 1


         Election of the following directors:

                                                                                                   Votes to Withhold
                                         Year When Term of                 Votes for             Authority to Vote for
              Nominee                      Office Expires                 the Nominee                   Nominee
              -------                    -----------------                -----------            ---------------------
   James B. Adamson                             2002                      421,843,207                  8,015,679
   Stephen F. Bollenbach                        2002                      421,755,419                  8,103,467
   Floyd Hall                                   2002                      421,665,600                  8,193,286
   Robert D. Kennedy                            2002                      421,701,268                  8,157,618
   William P. Weber                             2002                      423,531,823                  6,327,063


         A plurality of the votes cast were in favor of all nominees, and they were therefore elected.

         Proposal 2

         Stockholder re-affirmation of the existing performance goals, as well as the provision regarding the maximum amounts payable, contained in the Annual Incentive Bonus Plan, which were originally approved by stockholders in 1994.

                             For --       369,591,971
                         Against --        57,524,697
                         Abstain --         2,742,218

         A majority of the votes cast were in favor of proposal 2 and, therefore, it was passed.

         Proposal 3

         Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the 1999 fiscal year.

                             For --       426,232,818
                         Against --         1,866,599
                         Abstain --         1,759,469

         A majority of the votes cast were in favor of proposal 3 and, therefore, it was passed.

         Proposal 4

         Stockholder proposal on adoption of a policy regarding the exercise price of existing and future stock options for senior executives.

                             For --        82,892,318
                         Against --       264,724,703
                         Abstain --         6,559,073
                        Non Vote --        75,682,792

         A majority of the votes cast were not in favor of proposal 4 and, therefore, it was not passed.

         Proposal 5

         Stockholder proposal on amendment of the Articles of Incorporation of the Company to eliminate the classification of the Board of Directors.

                             For --       218,690,196
                         Against --       130,754,222
                         Abstain --         4,731,682
                        Non Vote --        75,682,786


         A majority of the votes cast were in favor of proposal 5, however, under the Articles of Incorporation of the Company, 58 percent of outstanding shares are required to be voted in favor in order to adopt the proposal. Therefore, the proposal was not passed.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 11 - Statement re Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K with the Commission dated June 11,1999 to report, under Item 5, that the Registrant issued a press release on June 11 1999, to announce a $230 million aftertax charge as a result of Hechinger Company's Chapter 11 bankruptcy filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his/her name in the electronic filing of this document with the Securities and Exchange Commission.



















                            Date:                 September 3, 1999
                                                  Kmart Corporation
                                    --------------------------------------------
                                                    (Registrant)


                            By:                   M.E. Welch, III
                                    --------------------------------------------
                                                  M.E. Welch, III
                                            SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                          (Principal Financial Officer)

                            By:                  Lois M. Connelly
                                    --------------------------------------------
                                                 Lois M. Connelly
                                           VICE PRESIDENT, CONTROLLER
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX




Exhibit No.                      Description
-----------                      -----------
  Ex-11                          Computation of Earnings Per Share
  Ex-27                          Financial Data Schedule