Form 10-Q
period 1999-10-27
KMART CORP
filed 1999-12-10
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---
   EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 1999

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
   EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    -----------
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

                                           Yes      X       No
                                                ---------       -------


As of November 24, 1999, 486,894,587 shares of Common Stock of the Registrant were outstanding.

                             INDEX

PART I              FINANCIAL INFORMATION                                  PAGE
------              ---------------------                                  ----

Item 1.             Financial Statements

                    Consolidated Statements of Income--                     3
                    13 and 39 weeks ended October 27,1999 and October 28,1998

                    Consolidated Balance Sheets--                           4
                    October 27, 1999, October 28,1998 and
                    January 27,1999

                    Consolidated Statements of Cash Flows --                5
                    39 weeks ended October 27,1999 and
                    October 28, 1998

                    Notes to Consolidated Financial                       6 - 7
                    Statements

Item 2.             Management's Discussion and Analysis of Results of    8 - 12
                    Operations and Financial
                    Condition

PART II             OTHER INFORMATION
-------             -----------------

Item 6.             Exhibits and Reports on Form 8-K                       13

                    Signatures                                             14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                KMART CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      13 WEEKS ENDED                  39 WEEKS ENDED
                                                                ---------------------------     --------------------------
                                                                OCTOBER 27,     OCTOBER 28,     OCTOBER 27,   OCTOBER 28,
                                                                    1999           1998            1999          1998
                                                                -----------     -----------     -----------   -----------
 Sales                                                          $  8,057         $  7,642       $  24,958     $   23,273
 Cost of sales, buying and occupancy                               6,317            5,954          19,569         18,198
                                                                --------         --------       ---------     ----------
 Gross margin                                                      1,740            1,688           5,389          5,075
 Selling, general and administrative expenses                      1,581            1,540           4,762          4,550
 Voluntary early retirement program                                    -                -               -             19
                                                                --------         --------       ---------     ----------
 Income before interest, income taxes and dividends on
     convertible preferred securities of subsidiary                  159              148             627            506
 Interest expense, net                                                76               76             206            220
 Income tax provision                                                 27               21             139             83
 Dividends on convertible preferred securities of subsidiary,
    net of income taxes of $6, $6, $20 and $20                        13               13              38             38
                                                                --------         --------       ---------     ----------
 Income from continuing operations                                    43               38             244            165
 Discontinued operations, net of income taxes of $124:
    Provision for lease obligations resulting from
    guarantee of previously owned Builders Square locations            -                -            (230)             -
                                                                --------         --------       ---------     ----------
 Net income                                                     $     43         $     38       $      14     $      165
                                                                ========         ========       =========     ==========

 Basic / diluted earnings per common share:
 Income from continuing operations                              $   0.09         $   0.08       $    0.49     $     0.34
 Discontinued operations                                               -                -           (0.46)             -
                                                                --------         --------       ---------     ----------
 Net income                                                     $   0.09         $   0.08       $    0.03     $     0.34
                                                                ========         ========       =========     ==========

 Basic weighted average shares (millions)                          492.1            492.8           493.8          491.7







          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                              OCTOBER 27,         OCTOBER 28,        JANUARY 27,
                                                                                 1999                1998               1999
                                                                          -----------------   -----------------  -----------------
Current Assets:
    Cash and cash equivalents                                                     $    345            $    350           $    710
    Merchandise inventories                                                          8,486               8,060              6,536
    Other current assets                                                               865                 844                584
                                                                          -----------------   -----------------  -----------------
Total current assets                                                                 9,696               9,254              7,830

Property and equipment, net                                                          6,313               5,852              5,914
Other assets and deferred charges                                                      489                 443                422
                                                                          -----------------   -----------------  -----------------
Total Assets                                                                      $ 16,498            $ 15,549           $ 14,166
                                                                          =================   =================  =================

Current Liabilities:
   Long-term debt due within one year                                             $     74            $     60           $     77
   Trade accounts payable                                                            3,119               3,019              2,047
   Accrued payroll and other liabilities                                             1,324               1,242              1,359
   Taxes other than income taxes                                                       252                 240                208
                                                                          -----------------   -----------------  -----------------
Total current liabilities                                                            4,769               4,561              3,691

Long-term debt and notes payable                                                     2,730               2,313              1,538
Capital lease obligations                                                            1,031               1,114              1,091
Other long-term liabilities                                                          1,057                 928                883
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $1,000 at October 27, 1999)                                                        985                 983                984
Common stock, $1 par value, 1,500,000,000 shares authorized;
    487,138,899, 492,752,144, and 493,358,504, shares issued                           487                 493                493
Capital in excess of par value                                                       1,607               1,654              1,667
Retained earnings                                                                    3,832               3,503              3,819
                                                                          -----------------   -----------------  -----------------
Total Liabilities and Shareholders' Equity                                        $ 16,498            $ 15,549           $ 14,166
                                                                          =================   =================  =================








         See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                     39 WEEKS ENDED
                                                                                            ----------------------------------
                                                                                              OCTOBER 27,        OCTOBER 28,
                                                                                                 1999               1998
                                                                                            ---------------    ---------------
CASH FLOW FROM OPERATING ACTIVITIES
      Income from continuing operations                                                            $   244            $   165
      Adjustments to reconcile income from continuing operations to net cash used for operating activities:
           Depreciation and amortization                                                               568                498
           Cash used for store restructuring and other charges                                        (111)               (95)
           Increase in inventories                                                                  (1,950)            (1,693)
           Increase in accounts payable                                                              1,072              1,096
           Increase in accounts receivable                                                            (181)              (176)
           Increase in prepaid expenses                                                                (35)               (69)
           Increase in sales tax payable                                                                19                 30
           Deferred income taxes and taxes payable                                                      73                166
           Decrease in other long-term liabilities                                                     (23)                (2)
           Changes in other assets and liabilities                                                     (14)                 9
           Voluntary early retirement program                                                            -                 19
                                                                                            ---------------    ---------------
Net cash used for operating activities                                                                (338)               (52)
                                                                                            ---------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES
      Acquisition of Caldor leases                                                                     (86)                 -
      Proceeds from sale of Canadian operations                                                          -                 87
      Capital expenditures                                                                            (997)              (722)
                                                                                            ---------------    ---------------
Net cash used for investing activities                                                              (1,083)              (635)
                                                                                            ---------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                                                       1,250                750
      Payments on long-term debt                                                                       (61)              (180)
      Purchase of common shares                                                                       (117)               (30)
      Issuance of common shares                                                                         44                 64
      Payments on capital lease obligations                                                            (60)               (65)
                                                                                            ---------------    ---------------
Net cash provided by financing activities                                                            1,056                539
                                                                                            ---------------    ---------------

Net decrease in cash and cash equivalents                                                             (365)              (148)
Cash and cash equivalents at beginning of period                                                       710                498
                                                                                            ---------------    ---------------
Cash and cash equivalents at end of period                                                         $   345            $   350
                                                                                            ===============    ===============




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

         Certain reclassifications of the January 27, 1999 and October 28, 1998 financial statements have been made to conform to current year presentation.

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

3.   INVENTORIES AND COST OF MERCHANDISE SOLD

                  A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at October 27, 1999, October 28, 1998 and January 27, 1999 were $397 million, $465 million and $407 million lower than the amounts that would have been reported under the first-in, first-out (FIFO) method, respectively. The effect of LIFO adjustments for the 13 weeks ended October 27, 1999 and October 28, 1998 was a pre-tax credit of $13 million and a pre-tax credit of $2 million, respectively. The effect of LIFO adjustments for the 39 weeks ended October 27, 1999 and October 28, 1998 was a pre-tax credit of $10 million and a pre-tax charge of $8 million, respectively.

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

5.   DISCONTINUED OPERATIONS

         On June 11, 1999, Hechinger Company ("Hechinger"), which had previously acquired substantially all of the operating assets of former subsidiary Builders Square, Inc., filed for Chapter 11 bankruptcy protection. In the second quarter of 1999, the Company recorded a non-cash charge of $354 million, $230 million after tax, which reflects Kmart's best estimate of the impact of Hechinger's default on lease obligations for up to 110 former Builders Square locations which are guaranteed by Kmart.

         On September 9, 1999, Hechinger announced that it would liquidate its stores. During the third quarter of 1999, certain locations with leases guaranteed by Kmart were subject to auction by Hechinger as part of its liquidation. The remaining locations with leases guaranteed by the Company were subject to auction on November 30, 1999. The Company is currently assessing the results of these auctions and believes its reserve to be adequate.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

6.   SHARE REPURCHASE PROGRAMS

         In the first quarter of fiscal 1999, the Company repurchased 62,300 shares of common stock at a cost of approximately $1 million, completing a year-long program to repurchase an aggregate of 2,000,000 shares of the Company's common stock to fund certain employee benefit plans.

         On May 18, 1999, the board of directors approved a common stock repurchase program to acquire up to $1 billion of the Company's common shares over a period of up to three years. Through the third quarter of fiscal 1999, the Company repurchased 10.1 million shares of common stock at a cost of approximately $126 million.

7.   OTHER COMMITMENTS AND CONTINGENCIES

Lease Guarantees

         Kmart has outstanding guarantees for real property leases of certain former subsidiaries as follows:



                                         Present Value of                      Gross
                                           Future Lease                        Future
                                         Obligations @ 7%                 Lease Obligation
                                   ----------------------------    --------------------------------
                                                           ($ Millions)
The Sports Authority                        $ 222                            $ 376
Borders Group                                  99                              179
OfficeMax                                      99                              145
                                         ------------                     ------------
Total                                       $ 420                            $ 700
                                         ============                     ============

         The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable. (See also Note 5 "Discontinued Operations.")

THE SPORTS AUTHORITY

         In October 1998, TSA announced that it had amended certain aspects of its bank credit agreement, including modifying certain financial covenants, in light of a restructuring charge taken in the third quarter 1998. Pursuant to that amendment, TSA also granted its bank lenders a security interest in its inventory and certain accounts receivable. In its 1998 third quarter 10-Q filing, TSA noted that its ability to satisfy ongoing working capital and capital expenditure requirements would depend on the successful negotiation of a new credit facility prior to the expiration of its bank credit agreement in April 1999. On April 13, 1999, TSA entered into a new credit facility.

         For its third quarter 1999, TSA announced year-to-date same store sales decreases of 4.3 percent, and a year-to-date operating loss of $9.9 million, as compared to an operating loss of $94.5 million for the same period of the prior year. In addition, TSA announced that comparable store sales for the month of November declined 4.6%.

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

ITEM 2.
                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


RESULTS OF OPERATIONS


                                                    13 WEEKS                                  % CHANGE
                                      --------------------------------------     ----------------------------------------
                                         OCTOBER 27,         OCTOBER 28,                                  COMPARABLE
                                             1999                1998              ALL STORES               STORES
                                      ------------------   -----------------     ---------------     --------------------
                                                    ($ Millions)
            SALES                       $        8,057       $        7,642              5.4                    3.2
                                      ==================   =================

            OPERATING INCOME            $          159       $         148
                                      ==================   =================



         SALES and comparable store sales increased 5.4% and 3.2%, respectively, for the 13 weeks ended October 27, 1999. The increases were primarily due to: continued roll out of the Big Kmart format, with 293 store conversions during the quarter and 574 conversions year-to-date; and continued execution of the Company's competitive pricing strategy. Divisions showing particular strength for the quarter included consumables & edibles, pharmacy, housewares & home decor and fashion accessories. The Company opened 10 stores and closed three stores during the third quarter.


         GROSS MARGIN, as a percentage of sales, was 21.6% and 22.1% for the 13 weeks ended October 27, 1999 and October 28, 1998, respectively. This is attributable to the Company's competitive pricing strategy, the mix of sales being affected by lower than expected apparel sales and the continued expansion of the Big Kmart format which emphasizes lower margined consumables.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 19.6% and 20.1% for the 13 weeks ended October 27, 1999 and October 28, 1998, respectively. The 50 basis point improvement resulted primarily from increased expense leverage as a result of additional sales volume, partially offset by incremental costs associated with new stores opened during 1998.


         OPERATING INCOME for the 13 weeks ended October 27, 1999 was $159 million, or 2.0% of sales, as compared to operating income of $148 million, also 2.0% of sales, for the same period of the prior year. The increase in operating income was the result of increased sales volumes and the leveraging of SG&A expenses, partially offset by the declining gross margin rate.


         NET INTEREST EXPENSE for both the 13 weeks ended October 27, 1999 and October 28, 1998 was $76 million. Net interest expense was flat due to the increased use of the Revolver during the third quarter of 1999, offsetting the favorable trend experienced through the second quarter. See "Liquidity and Financial Condition".

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED


RESULTS OF OPERATIONS


                                                    39 WEEKS                                  % CHANGE
                                      --------------------------------------     ----------------------------------------
                                         OCTOBER 27,         OCTOBER 28,                                  COMPARABLE
                                             1999                1998              ALL STORES               STORES
                                      ------------------   -----------------     ---------------      -------------------
                                                  ($ Millions)
            SALES                              $ 24,958            $ 23,273              7.2                    5.2
                                      ==================   =================

            OPERATING INCOME                   $    627            $    525
                                      ==================   =================



         SALES and comparable store sales increased 7.2% and 5.2%, respectively, for the 39 weeks ended October 27, 1999. The increases were primarily due to: improved merchandise assortments including exclusive private label lines such as Martha Stewart Everyday, Route 66 apparel and accessories, as well as Jaclyn Smith and Kathy Ireland ladies apparel; continued roll out of the Big Kmart format, with 574 store conversions during the period; and continued execution of the Company's competitive pricing strategy. Divisions showing particular strength included consumables & edibles, pharmacy, housewares & home decor, home appliances & electronics and ladies apparel. The Company opened 14 stores and closed 16 stores during the first three quarters of 1999.


         GROSS MARGIN, as a percentage of sales, was 21.6% and 21.8% for the 39 weeks ended October 27, 1999 and October 28, 1998, respectively. The decrease in the percentage reflects the execution of the Company's competitive pricing strategy and the continued expansion of the Big Kmart format which emphasizes lower margined consumables, partially offset by margin improvements resulting from refined merchandise assortments, increased import activity and a higher mix of private label goods.


         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 19.1% and 19.5% for the 39 weeks ended October 27, 1999 and October 28, 1998, respectively. The 40 basis point improvement resulted primarily from increased expense leverage as a result of additional sales volume, partially offset by incremental costs associated with new stores opened during 1998.


         OPERATING INCOME for the 39 weeks ended October 27, 1999 was $627 million, or 2.5% of sales, as compared to operating income, excluding the $19 million pre-tax charge for a Voluntary Early Retirement Program, of $525 million, or 2.3% of sales, for the same period of the prior year. This increase was the result of increased sales volumes and the leveraging of SG&A expenses.


         NET INTEREST EXPENSE for the 39 weeks ended October 27, 1999 was $206 million as compared to $220 million for the same period of the prior year. Year to date net interest expense decreased primarily as a result of overall lower levels of borrowings throughout the first two quarters of 1999 resulting from scheduled repayments and prior year repurchases of existing debt. See "Liquidity and Financial Condition".

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

LIQUIDITY AND FINANCIAL CONDITION

         Kmart's primary sources of working capital are cash flows from operations and borrowings under its credit facilities. The Company had working capital of $4,927, $4,693 and $4,139 million at October 27, 1999, October 28, 1998 and January 27, 1999, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable and the level of store openings and closings. Borrowings of $1.25 billion were outstanding under the Company's $2.5 billion Revolving Credit Agreement ("Revolver") at the end of the third quarter of 1999.

         Net cash used for operating activities for the 39 weeks ended October 27, 1999 was $338 million as compared to $52 million for the same period in 1998. The increase in cash used for operating activities was primarily the result of an increase in the Company's net inventory position resulting from the new stores opened during 1998 and 1999, Big Kmart conversions in 1999 and tax refunds received in the prior year. These decreases in cash from operating activities were offset by an increase in depreciation expense related to new stores and increased income from continuing operations.

         Net cash used for investing activities was $1,083 million for the 39 weeks ended October 27, 1999 compared to $635 million for the same period in 1998. The increase in cash used for investing activities was primarily the result of increased capital expenditures related to the Big Kmart rollout, new stores, expansion of existing stores and the acquisition of sixteen Caldor leases. The prior year's investing activities were also partially offset by the proceeds received from the divestiture of Kmart Canada.

         Net cash provided by financing activities was $1,056 million for the 39 weeks ended October 27, 1999 compared to $539 million for the same period in 1998. The increase in cash provided by financing activities was primarily a result of increased borrowings under the Revolver and lower payments on long-term debt due to bonds repurchased in the prior year, partially offset by repurchases of common stock under the Company's stock repurchase program.

         On December 6, 1999, the Company entered into new financing agreements aggregating $1.7 billion with a group of financial institutions ("New Facilities") which replaced the Revolver. The New Facilities provide for a 3-year, $1.1 billion revolving credit facility and a 364-day $600 million revolving credit facility. The 3-year revolving credit facility matures in December 2002 and has a commitment fee of 25 basis points and interest rate spread of LIBOR plus 100 basis points during the first year. The 364-day revolving credit facility has a commitment fee of 20 basis points and interest rate spread of LIBOR plus 100 basis points.

         On December 8, 1999, the Company sold in an underwritten offering $300 million 8 3/8% Notes due December 1, 2004 ("Notes"). Interest is payable semiannually on June 1 and December 1. The Company expects to use the net proceeds from the Notes for property acquisition and development, including the purchase of existing leased properties, and for other general corporate purposes.

         Management believes that its current financing arrangements will be sufficient to meet the Company's liquidity needs for operations and capital demands.

YEAR 2000

          The Company's Year 2000 Compliance Program consists of four phases,
(I) inventory and assessment, (II) remediation and unit testing, (III) return to production and (IV) integration testing. For information technology systems, the Company has substantially completed all four phases. Substantially all business critical applications have been returned to production, and the information technology equipment at Kmart's operating locations is substantially Year 2000 ready.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

YEAR 2000 (CONTINUED)

         The Company has substantially completed a formal communication program with significant vendors to evaluate their Year 2000 readiness. All significant merchandise vendors have responded, most indicating that their ability to supply the Company will not be affected by the Year 2000 issue. Although the Company values its relationships with significant vendors, should such a vendor become unable to deliver merchandise or services, substitutes for many of the goods the Company sells and services it receives can be obtained from other vendors. However, the Company cannot assure timely readiness of vendors and may be adversely affected by failure of a significant vendor to supply merchandise or services due to Year 2000 failures. In addition, the Company has substantially completed integration testing with selected third parties' systems with which the Company's systems interface.

         Should the Company not successfully complete a significant portion of its Year 2000 Compliance Program, its financial condition may be materially adversely impacted. Management does not consider the possibility of such an occurrence to be likely. The Company anticipates that the most reasonably likely worst case scenarios include, but are not limited to, loss of communication with stores, loss of electric power and inability to process transactions or engage in similar normal business activity. Certain contingency plans have been created, such as installation of backup power supplies and around-the-clock support teams. Despite these contingency plans, the Company may be adversely affected by failure of a significant third party (such as suppliers of utilities, communication, transportation, banking and other services) to become Year 2000 ready.

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

         The Company estimates that its total costs for the Year 2000 Compliance Program will be $80 million. Total program costs to date include $5 million incurred in 1997, $46 million incurred in 1998 and $23 million incurred year-to-date. Year 2000 Compliance Program costs are being funded through operating cash flows. Certain information technology projects have been delayed as a result of the Company's Year 2000 readiness effort. Estimated future expenditures and the delay of information technology projects are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

OTHER MATTERS

         Kmart has guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations guaranteed by Kmart is approximately $420 million. The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. (See Notes 5 and 7 of the Notes to Consolidated Financial Statements)

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

OTHER MATTERS (CONTINUED)

         On June 11, 1999, Hechinger Company ("Hechinger"), which had previously acquired substantially all of the operating assets of former subsidiary Builders Square, Inc., filed for Chapter 11 bankruptcy protection. In the second quarter of 1999, the Company recorded a non-cash charge of $354 million, $230 million after tax, which reflects Kmart's best estimate of the impact of Hechinger's default on lease obligations for up to 110 former Builders Square locations which are guaranteed by Kmart.

         On September 9, 1999, Hechinger announced that it would liquidate its stores. During the third quarter of 1999, certain locations with leases guaranteed by Kmart were subject to auction by Hechinger as part of its liquidation. The remaining locations with leases guaranteed by the Company were subject to auction on November 30, 1999. The Company is currently assessing the results of these auctions and believes its reserve to be adequate.

         During the second quarter of 1999, the Company signed agreements with Supervalu, Inc. and Fleming Companies Inc. to assume responsibility for the distribution and replenishment of $3.9 billion (annualized at cost) of grocery-related products to all of its stores and created a Food and Consumables merchandising group. These initiatives are expected to improve operating efficiency, reduce working capital requirements and improve logistics capabilities. Forward-looking statements contained herein should be read in conjunction with the Company's disclosures under the heading "Cautionary Statement Regarding Forward-looking Information".

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 11 - Statement re Computation of Per Share Earnings
         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K: No reports were filed on Form 8-K by the Registrant during the 13 weeks ended October 27, 1999.

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









                            Date:              December 10, 1999
                                               Kmart Corporation
                                    --------------------------------------------
                                                 (Registrant)


                            By:                  M.E. Welch, III
                                    --------------------------------------------
                                                 M.E. Welch, III
                                            SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                         ( Principal Financial Officer)

                            By:                Lois M. Connelly
                                    --------------------------------------------
                                               Lois M. Connelly
                                          VICE PRESIDENT, CONTROLLER
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION
-----------                -----------

 EX - 11           Statement Re Computation of Per Share Earnings

 EX - 27           Financial Data Schedule