Form 10-K
period 2000-01-26
KMART CORP
filed 2000-04-19
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 26, 2000
                                  ----------------

                                         or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to           .

Commission File No. 1-327
                    -----

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X      NO
                                      -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock including Common Stock held by non-affiliates of the Registrant on March 22, 2000 was $4,844,341,860. The market value of the Common Stock is based on the closing price on the New York Stock Exchange on such date.

As of March 22, 2000, 481,425,278 shares of Common Stock of the Registrant, held by approximately 76,644 shareholders, were outstanding.

Portions of the Registrant's 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this report. Portions of the Registrant's Proxy Statement dated April 13, 2000 in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                                     PART I
Item 1.  Business

        History

         Kmart Corporation ("the Registrant" or "Kmart") is the nation's second largest discount retailer and the third largest general merchandise retailer. Kmart was incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by its founder, S. S. Kresge, who opened his first store in 1899. After operating Kresge department stores for over 45 years, the Kmart store program commenced with the opening of the first Kmart store in March 1962. The principal executive offices of Kmart are located at 3100 West Big Beaver Road, Troy, Michigan 48084, and its telephone number is
(248) 643-1000.

        Operations

         The Registrant operates in the general merchandise retailing industry through 2,171 Kmart discount stores with locations in each of the 50 United States, Puerto Rico, the U.S. Virgin Islands and Guam. Kmart's general merchandise retail operations are located in 299 of the 316 Metropolitan Statistical Areas in the United States. Kmart stores are generally one-floor, free-standing units ranging in size from 40,000 to 180,000 square feet.

         In 1995, Kmart converted 29 of its traditional stores to feature a new, high-frequency format. In April 1997, this design was renamed Big Kmart. Big Kmart offers customers an increased mix of frequently-purchased, everyday basics and consumables in a "Kmart Pantry" area located near the front of each store. A total of 1,860 traditional Kmart stores had been converted to the Big Kmart format at year-end 1999, with another 156 stores scheduled for conversion during fiscal 2000. At year-end 2000, including new stores built in the Big Kmart format, it is expected that approximately 2,030 stores will be in the Big Kmart format.

         Super Kmart Centers represent the Registrant's supercenter concept. Super Kmart Centers combine a full grocery assortment, including fresh and frozen food, bakery, meats and other items, with a broad selection of general merchandise found at Big Kmart and traditional Kmart stores. The Registrant's 105 Super Kmart Centers are open 24 hours a day, seven days a week.

        Information regarding the Registrant's analysis of consolidated operations appearing in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 20 of the Registrant's 1999 Annual Report to Shareholders, is incorporated herein by reference.

        Information regarding the Registrant's discontinued operations and dispositions appearing in Note 2 of the "Notes to Consolidated Financial Statements" on page 27 of the Registrant's 1999 Annual Report to Shareholders, is incorporated herein by reference.

        Competition

        Kmart has several major competitors on a national level, which include J.C. Penney, Sears, Target and Wal-Mart, and many competitors on a local and regional level which compete with Kmart's individual stores. Success in this competitive market is based on factors such as price, quality, service, product mix and convenience.

        Seasonality

        The Registrant's business is highly seasonal and depends to a significant extent on the results of operations for the last quarter of the fiscal year.

        Credit Sales

        The Registrant offers a private label Kmart Credit Card, available in all Kmart stores, through Household Bank (SB), N.A. ("Household"), a unit of Household International, Inc. Household owns the receivables and retains the credit risk associated with this program. In addition to the Kmart Credit Card program, all of the Registrant's stores accept major bank credit cards as payment for merchandise.

        Employees

        The Registrant employed approximately 271,000 persons as of January 26, 2000.

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

Item 2.  Properties

        At January 26, 2000, Kmart operated a total of 2,171 general merchandise stores which are located in the United States, Puerto Rico, the U.S. Virgin Islands and Guam. Kmart leases its store facilities, with the exception of 120 stores that it owns. Kmart store leases are generally for terms of 25 years with multiple five-year renewal options which allow Kmart the option to extend the life of the lease up to 50 years beyond the initial noncancelable term.

        The Registrant owns its headquarters and one administrative building in Troy, Michigan and leases administrative buildings in Royal Oak, Michigan and North Bergen, New Jersey. The Registrant owns two United States distribution centers, and leases 16 United States distribution centers for initial terms of 10 to 30 years with options to renew for additional terms. In addition, the Registrant owns or leases 497 parcels not currently used for store operations, the majority of which are rented to others.

         A description of the Registrant's leasing arrangements, appearing in
Note 7 of the "Notes to Consolidated Financial Statements" on page 29 of the Registrant's 1999 Annual Report to Shareholders, is incorporated herein by reference.

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

Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Registrant

        The name, position, age and a description of the business experience for each of the executive officers of the Registrant is listed below as of March 22, 2000. There is no family relationship among the executive officers. Executive officers of the Registrant are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified. The business experience for each of the executive officers described below includes principal positions held since 1992. None of the corporations or organizations listed below is a parent, subsidiary or other affiliate of the Registrant.

        Floyd Hall - Chairman of the Board, President and Chief Executive Officer, 61.
Mr. Hall joined the Registrant under his current title in June 1995. Prior thereto he served concurrently as Chairman and Chief Executive Officer of The Museum Company, Alva Reproductions, Inc. and Glass Masters, Inc. from 1989 to 1995.

        Michael Bozic - Vice Chairman, 59.
Mr. Bozic joined the Registrant under his current title in December 1998. Prior thereto he was Chairman and Chief Executive Officer, Levitz Furniture Corporation from 1995 to 1998 and President and Chief Executive Officer, Hills Department Stores, Inc. from 1991 to 1995. Mr. Bozic was also with Sears Roebuck & Company for 28 years, serving as Chairman and Chief Executive Officer, Sears Merchandise Group, from 1987 to 1991.

        Andrew A. Giancamilli - President and General Merchandise Manager, U.S. Kmart, 49.
Mr. Giancamilli has been in his current position since January 1998. Prior thereto he held the following positions at the Registrant: Senior Vice President, General Merchandise Manager-Consumables and Commodities from 1996 to 1998; Vice President, Pharmacy Merchandising and Operations from 1995 to 1996. Prior to joining the Registrant in 1995, he was President, Chief Operating Officer, Perry Drug Stores, Inc. from 1993 to 1995; and Executive Vice President, Chief Operating Officer, Perry Drug Stores, Inc. from 1992 to 1993.

        Donald W. Keeble - President, Store Operations, U.S. Kmart, 51.
Mr. Keeble has served as an executive officer of the Registrant since 1989 and has served in his current position since July 1999. Prior thereto he held the following positions at the Registrant: Executive Vice President, Store Operations from 1995 to 1999, Executive Vice President, Merchandising and Operations from 1994 to 1995; and Senior Vice President, General Merchandise Manager - Fashions from 1991 to 1994.

        Warren Cooper - Executive Vice President, Human Resources and Administration, 55.
Mr. Cooper joined the Registrant under his current title in March 1996. Prior thereto he was Senior Vice President, Human Resources, General Cable from 1995 to 1996; Vice President, Human Resources, the Sears Merchandise Group, Sears, Roebuck & Co. from 1993 to 1995; and Vice President, Corporate Human Resources, Sears, Roebuck & Co. from 1987 to 1993.

        Ernest L. Heether - Senior Vice President, Merchandise Planning and Replenishment, 54.
Mr. Heether joined the Registrant under his current title in April 1996. Prior thereto he served as Senior Vice President, Merchandise Operations, Bradlees, Inc. from 1993 to 1996; and Vice President, Merchandise Planning and Control, Caldor from 1990 to 1993.

        Paul J. Hueber - Senior Vice President, Store Operations, 51.
Mr. Hueber has served as an executive officer of the Registrant since 1991 and has served in his current position since 1994. Prior thereto he was Vice President, West/Central Region from 1991 to 1994.

        Cecil B. Kearse - Senior Vice President and General Merchandise Manager
        - Home, 47.
Mr. Kearse has served in his current position since November 1997. Prior thereto he held the following positions at the Registrant: Vice President, Merchandise Presentation and Communication from 1996 to 1997; Vice President and General Merchandise Manager - Men's and Children's from 1995 to 1996; Divisional Vice President, Merchandising Fashions from 1994 to 1995; and Senior Buyer - Bed, Bath & Kitchen from 1990 to 1994.

        Jerry J. Kuske - Senior Vice President and General Merchandise Manager
        - Hardlines, 48.
Mr. Kuske has served in his current position since April 1999. Prior thereto he held the following positions at the Registrant: Senior Vice President and General Merchandise Manager - Health and Beauty Care, Pharmacy and Consumables from 1997 to 1999; Vice President, General Merchandise Manager - Health and Beauty Care/Pharmacy from 1996 to 1997; Divisional Vice President, Consumables and Commodities from 1995 to 1996. Prior to joining the Registrant, he served as Senior Vice President, Merchandising and Marketing, Perry Drug Stores, Inc. from 1994 to 1995; and Senior Vice President, Operations, Payless Drug Stores, Inc. from 1992 to 1994.

        James Mixon - Senior Vice President, Logistics, 55.
Mr. Mixon joined the Registrant in his current position in July 1997. Prior thereto he served as Senior Vice President, Logistics/Service, Best Buy Stores from 1994 to 1997; and Senior Vice President, Distribution/Transportation, Marshall Stores from 1987 to 1994.

        Joseph A. Osbourn - Senior Vice President and Chief Information
        Officer, 52.
Mr. Osbourn joined the Registrant in his current position in October 1999. Prior thereto he served as Vice President, Information Services, Walt Disney World from 1989 to 1999.

        E. Jackson Smailes - Senior Vice President and General Merchandise Manager - Apparel, 57.
Mr. Smailes joined the Registrant in his current position in July 1997. Prior thereto he served as President, Chief Executive Officer, Hills Department Stores from 1995 to 1997; and Executive Vice President, Merchandising and Marketing, Hills Department Stores from 1992 to 1995.

        Martin E. Welch III - Senior Vice President and Chief Financial Officer, 51.
Mr. Welch joined the Registrant under his current title in December 1995. Prior thereto he was Senior Vice President, Chief Financial Officer, Federal-Mogul Corporation from 1991 to 1995.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Registrant's common stock is listed on the New York, Pacific and Chicago Stock Exchanges. There were approximately 76,644 shareholders of the Registrant's common stock as of March 22, 2000.

         The quarterly high and low sales prices for Kmart's common stock for the two most recent fiscal years, as set forth in Note 14 of the "Notes to Consolidated Financial Statements" on page 32 of the Registrant's 1999 Annual Report to Shareholders, is incorporated herein by reference.

Item 6.  Selected Financial Data

         The "Consolidated Selected Financial Data" summary, insofar as it relates to the five fiscal years ended January 26, 2000, appearing on page 17 of the Registrant's 1999 Annual Report to Shareholders, is incorporated herein by reference.

         Sales and comparable store statistics for the three fiscal years ended January 26, 2000, appearing in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 18 of the Registrant's 1999 Annual Report to Shareholders, are incorporated herein by reference.

         U.S. Kmart selling square footage for the five fiscal years ended January 26, 2000, appearing in the "Consolidated Selected Financial Data" on page 17 of the Registrant's 1999 Annual Report to Shareholders, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

         The information appearing in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 20 of the Registrant's 1999 Annual Report to Shareholders, is incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Statements, other than those based on historical facts, including the Year 2000 statements, which address activities, events or developments that the Registrant expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may differ materially from anticipated results described in such statements. The Registrant's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Registrant's customers, changes in consumer spending and the Registrant's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and other factors affecting business beyond the Registrant's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Registrant will be realized or that they will have the expected effects on the Registrant or its business or operations.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Registrant, consisting of the consolidated balance sheets as of January 26, 2000 and January 27, 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years ended January 26, 2000 and the notes to consolidated financial statements, together with the report of PricewaterhouseCoopers LLP, appearing on pages 21 through 32 of the Registrant's 1999 Annual Report to Shareholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

                                    PART III


Item 10.  Directors of the Registrant

        The information set forth under the caption "Proposal 1 - Election of Directors" on pages 6 to 8 of the Registrant's Proxy Statement dated April 13, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 11.  Executive Compensation

        The information set forth on pages 8, 9 and 10 to 16 of the Registrant's Proxy Statement dated April 13, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption "Stock Ownership" on pages 4 to 6 of the Registrant's Proxy Statement dated April 13, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

        The information set forth under the caption "Legal
Proceedings/Transactions with Management" on page 6 of the Registrant's Proxy Statement dated April 13, 2000 filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a)      The following documents are filed as part of this report:

        1.     Financial Statements

               The following consolidated financial statements of the Registrant are incorporated herein by reference from the Registrant's 1999 Annual Report to Shareholders:

                                                                                                    Page(s) in
                                                                                                   Registrant's
                                                                                                   Annual Report
                                                                                                   -------------

               Report of Independent Accountants                                                        21

               Consolidated Statements of Income for each of the
                   three fiscal years ended January 26, 2000                                            22

               Consolidated Balance Sheets as of January 26, 2000
                   and January 27, 1999                                                                 23

               Consolidated Statements of Cash Flows for each
                   of the three fiscal years ended January 26, 2000                                     24

               Consolidated Statements of Shareholders' Equity for
                   each of the three fiscal years ended January 26, 2000                                25

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

               All other schedules have been omitted because they are not applicable or the required information is shown in the Registrant's 1999 Annual Report to Shareholders, which is incorporated herein by reference.

        3.     Exhibits

               See Exhibit Index included in this report.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
         (cont.)

b) The Registrant filed the following Current Reports on Form 8-K during the fiscal quarter ended January 26, 2000:


   Filing Date               Date of Report                        Item Reported
   -----------               --------------                        -------------
December 3, 1999           November 10, 1999           Item 5.1. Press release announcing
                                                       earnings for the third quarter 1999.

                                                       Item 5.2. Filing of Statement of
                                                       Eligibility and Qualification on Form
                                                       T-1 of the Bank of New York to act as
                                                       trustee under the senior debt
                                                       securities indenture in connection
                                                       with the Registrant's Registration
                                                       Statement on Form S-3 (Registration
                                                       No. 333-74665).

December 15, 1999          December 6, 1999            Item 5. Announcement of Registrant
                                                       entering into a $1.1 Billion
                                                       Three-Year Revolving Credit Agreement
                                                       and a $600 Million 364-Day Revolving
                                                       Credit Agreement on December 6, 1999;
                                                       and the filing of the related
                                                       agreements.

December 17, 1999          December 8, 1999            Item 5. Filing of certain exhibits
                                                       under Item 7 relating to the
                                                       Registrant's offering of $300,000,000
                                                       principal amount of its 8 3/8% Notes
                                                       due 2004, which have been registered
                                                       under the Securities Act of 1933 on
                                                       Form S-3 (Registration No.
                                                       333-74665).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2000.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


                                Kmart Corporation

                                 By: Floyd Hall
                 -----------------------------------------------
                                  (Floyd Hall)
                      Chairman of the Board, President and
                             Chief Executive Officer
                          (Principal Executive Officer)


                             By: Martin E. Welch III
                 -----------------------------------------------
                              (Martin E. Welch III)
                            Senior Vice President and
                             Chief Financial Officer
                  (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on April 18, 2000.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.



            James B. Adamson                                                          Floyd Hall
   -----------------------------------------------                         ---------------------------------------------
       James B. Adamson, Director                                                Floyd Hall, Director

           Lilyan H. Affinito                                                      Robert D. Kennedy
   -----------------------------------------------                         ---------------------------------------------
      Lilyan H. Affinito, Director                                            Robert D. Kennedy, Director

          Stephen F. Bollenbach                                                    J. Richard Munro
   -----------------------------------------------                         ---------------------------------------------
     Stephen F. Bollenbach, Director                                          J. Richard Munro, Director

         Joseph A. Califano, Jr.                                                    Robin B. Smith
   -----------------------------------------------                         ---------------------------------------------
    Joseph A. Califano, Jr., Director                                          Robin B. Smith, Director

            Richard G. Cline                                                      Thomas T. Stallkamp
   -----------------------------------------------                         ---------------------------------------------
       Richard G. Cline, Director                                            Thomas T. Stallkamp, Director

             Willie D. Davis                                                      James O. Welch, Jr.
   -----------------------------------------------                         ---------------------------------------------
        Willie D. Davis, Director                                            James O. Welch, Jr., Director


           Joseph P. Flannery
   -----------------------------------------------
      Joseph P. Flannery, Director

                                  EXHIBIT INDEX


       Exhibit
       Number           Description
       ------           -----------

         ****  (3a)     Restated Articles of Incorporation of Kmart Corporation
         ****  (3b)     Bylaws of Kmart Corporation, as amended
            * (10a)     Kmart Corporation 1973 Stock Option Plan, as amended [10a][A]
            * (10b)     Kmart Corporation 1981 Stock Option Plan, as amended[10b] [A]
         **** (10c)     Kmart Corporation Directors Retirement Plan, as amended [10d] [A]
           ** (10d)     Kmart Corporation Performance Restricted Stock Plan, as amended [10e] [A]
        ***** (10e)     Kmart Corporation Deferred Compensation Plan for Non-Employee Directors, as amended [A]
          *** (10f)     Kmart Corporation 1992 Stock Option Plan, as amended [10g] [A]
        ***** (10g)     Kmart Corporation Amended and Restated Directors Stock Plan [A]
           ** (10h)     Form of Employment Agreement with Executive Officers [10j] [A]
            * (10i)     Kmart Corporation Supplemental Executive Retirement Plan [10c] [A]
          *** (10j)     Amended and Restated Kmart Corporation Annual Incentive Bonus Plan [10k] [A]
          *** (10k)     Amended and Restated Kmart Corporation Management Stock Purchase Plan [10l] [A]
          *** (10l)     Supplemental Pension Benefit Plan [10m] [A]
      ******* (10m)     Employment Agreement with Floyd Hall [10n] [A]
     ******** (10n)     Amendment to Employment Agreement [99] [A]
       ****** (10o)     Kmart Corporation 1997 Long-Term Equity Compensation Plan [10n] [A]
        ***** (10p)     Amended and Restated Kmart Corporation 1998 Management Deferred Compensation and Restoration Plan [A]
               (11)     Statement Regarding Computation of Per Share Earnings
               (12)     Statement Regarding Computation of Ratios
               (13)     Annual Report to Shareholders of Kmart Corporation for the Fiscal Year
                        Ended January 26, 2000
               (23)     Consent of Independent Accountants
               (27)     Financial Data Schedule




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

        *****           Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended January 27, 1999 (file number 1-327) and are incorporated herein by reference.

       ******           Filed as part of the 1997 Proxy Statement and is incorporated herein by reference.

      *******           Filed as Form 8-K dated June 4, 1995 and is incorporated herein by reference.

     ********           Filed as Exhibit to the Form 10-Q Report of the Registrant for the fiscal quarter ended October 28, 1998
                        (file number 1-327) and is incorporated herein by reference.

         [ #]           Exhibit numbers in the Form 10-K or 10-Q Reports for the periods indicated.

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

                    The Registrant agrees to furnish a copy to the Commission upon request of the following instruments defining the rights of holders of long-term debt:


                    Indenture dated as of February 1, 1985, between Kmart
                        Corporation and The Bank of New York, Trustee, as supplemented by the First Supplemental Indenture dated as of March 1, 1991
                    12-1/2% Debentures Due 2005
                    8-3/8% Notes Due 2004
                    8-1/8% Notes Due 2006
                    7-3/4% Debentures Due 2012
                    8-1/4% Notes Due 2022
                    8-3/8% Debentures Due 2022
                    7.95% Debentures Due 2023
                    Fixed-Rate Medium-Term Notes (Series A, B, C, D)