Form 10-Q
period 2000-04-26
KMART CORP
filed 2000-06-02
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2000
                               --------------
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

                        Yes      X       No
                               ------       -----


As of April 26, 2000, 480,775,356 shares of Common Stock of the Registrant were outstanding.

                                      INDEX

PART I                    FINANCIAL INFORMATION                                    PAGE
------                    ---------------------                                    ----
Item 1.                   Financial Statements

                          Consolidated Statements of Income--                        3
                          13 weeks ended April 26, 2000 and
                          April 28,1999

                          Consolidated Balance Sheets--                              4
                          April 26, 2000, April 28, 1999 and
                          January 26, 2000

                          Consolidated Statements of Cash Flows --                   5
                          13 weeks ended April 26, 2000 and
                          April 28, 1999

                          Notes to Consolidated Financial                          6 - 7
                          Statements

Item 2.                   Management's Discussion and Analysis of Results of       8 - 9
                          Operations and Financial
                          Condition

PART II                   OTHER INFORMATION


Item 6.                   Exhibits and Reports on Form 8-K                           10

                          Signatures                                                 11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                KMART CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           13 WEEKS ENDED
                                                                  ------------------------------------
                                                                     APRIL 26,           APRIL 28,
                                                                       2000                 1999
                                                                  ----------------     ---------------
   Sales                                                          $         8,195      $        8,078
   Cost of sales, buying and occupancy                                      6,494               6,370
                                                                  ---------------      --------------
   Gross margin                                                             1,701               1,708
   Selling, general and administrative expenses                             1,581               1,539
                                                                  ---------------      --------------
   Income before interest, income taxes and dividends on
       convertible preferred securities of subsidiary trust                   120                 169
   Interest expense, net                                                       69                  66
   Income tax provision                                                        18                  34
   Dividends on convertible preferred securities of subsidiary
      trust, net of income taxes of $6 and $7, respectively                    11                  13
                                                                  ---------------      --------------
   Net income                                                     $            22      $           56
                                                                  ===============      ==============

   Basic / diluted earnings per common share                      $          0.06      $         0.11
                                                                  ===============      ==============

   Basic weighted average shares (millions)                                 481.3               494.1



          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                              APRIL 26,          APRIL 28,        JANUARY 26,
                                                                               2000                1999               2000
                                                                          -----------------   -----------------  -----------------
Current Assets:
    Cash and cash equivalents                                             $            350    $            619   $            344
    Merchandise inventories                                                          7,290               7,445              7,101
    Other current assets                                                               735                 657                715
                                                                          -----------------   -----------------  -----------------
Total current assets                                                                 8,375               8,721              8,160

Property and equipment, net                                                          6,356               5,965              6,410
Other assets and deferred charges                                                      417                 441                534
                                                                          -----------------   -----------------  -----------------
Total Assets                                                              $         15,148    $         15,127   $         15,104
                                                                          =================   =================  =================

Current Liabilities:
   Long-term debt due within one year                                     $             67    $             77   $             66
   Trade accounts payable                                                            2,575               3,040              2,204
   Accrued payroll and other liabilities                                             1,314               1,243              1,574
   Taxes other than income taxes                                                       234                 245                232
                                                                          -----------------   -----------------  -----------------
Total current liabilities                                                            4,190               4,605              4,076

Long-term debt and notes payable                                                     1,844               1,529              1,759
Capital lease obligations                                                              995               1,073              1,014
Other long-term liabilities                                                            907                 866                965
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $904, $1,000 and $1,000, respectively)                                             891                 985                986
Common stock, $1 par value, 1,500,000,000 shares authorized;
    480,775,356, 495,076,689, and 481,383,569, shares issued                           481                 495                481
Capital in excess of par value                                                       1,554               1,688              1,555
Retained earnings                                                                    4,286               3,886              4,268
                                                                          -----------------   -----------------  -----------------
Total Liabilities and Shareholders' Equity                                $         15,148    $         15,127   $         15,104
                                                                          =================   =================  =================



          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                                 13 WEEKS ENDED
                                                                                 ---------------------------------------
                                                                                     APRIL 26,            APRIL 28,
                                                                                       2000                  1999
                                                                                 ------------------    -----------------
CASH FLOW FROM OPERATING ACTIVITIES
      Net income from continuing operations                                      $              22     $             56
      Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
           Depreciation and amortization                                                       196                  186
           Cash used for store restructuring and other charges                                 (17)                 (24)
           Increase in inventories                                                            (189)                (909)
           Decrease (increase) in accounts receivable                                           22                  (49)
           Increase in trade accounts payable                                                  371                1,024
           Deferred income taxes and taxes payable                                             (59)                  (8)
           (Decrease) increase in other long-term liabilities                                  (32)                  13
           Equity loss in BlueLight.com                                                         17                    -
           Changes in other assets and liabilities                                            (126)                 (48)
                                                                                 -----------------     ----------------
      Net cash provided by continuing operations                                               205                  241
      Net cash used for discontinued operations                                                (26)                 (14)
                                                                                 -----------------     ----------------
Net cash provided by operating activities                                                      179                  227
                                                                                 -----------------     ----------------


CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                                                                    (141)                (233)
      Acquisition of Caldor leases                                                               -                  (76)
                                                                                 -----------------     ----------------
Net cash used for investing activities                                                        (141)                (309)
                                                                                 -----------------     ----------------


CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from revolving credit facility                                                   91                    -
      Purchase of convertible preferred securities                                             (80)                   -
      Purchase of common shares                                                                (36)                   -
      Issuance of common shares                                                                 17                   18
      Payments on long-term debt                                                                (5)                  (9)
      Payments on capital lease obligations                                                    (19)                 (18)
                                                                                 -----------------     ----------------
Net cash used for financing activities                                                         (32)                  (9)
                                                                                 -----------------     ----------------
Net increase (decrease) in cash and cash equivalents                                             6                  (91)
Cash and cash equivalents, beginning of year                                                   344                  710
                                                                                 -----------------     ----------------
Cash and cash equivalents, end of period                                         $             350     $            619
                                                                                 =================     ================



          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed for the fiscal year ended January 26, 2000.

         The quarterly results for the fiscal year ended January 26, 2000 have been restated to reflect the change in the Company's method of accounting for layaway sales adopted in consideration of SEC Staff Accounting Bulletin No. 101.

         Certain reclassifications of the January 26, 2000 and April 28, 1999 financial statements have been made to conform to the current year presentation.

2.   INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at April 26, 2000, April 28, 1999 and January 26, 2000 were $360 million, $407 million and $360 million lower, respectively, than the amounts that would have been reported under the first-in, first-out (FIFO) method.

3.   SHARE REPURCHASE PROGRAMS

         In February 2000, the Company extended its existing stock repurchase program to include up to $200 million of trust convertible preferred securities. During the first quarter, the Company repurchased approximately 1.9 million shares of convertible preferred securities at a cost of approximately $80 million. For purposes of computing earnings per share, the discount on the repurchase, net, was added to net income to arrive at income available to common shareholders. In addition, the Company repurchased 3 million shares of its common stock at a cost of approximately $36 million pursuant to the exercise of previously outstanding put options. As of April 26, 2000, the Company had remaining outstanding put options on 2 million shares of its common stock with an average strike price of $9.73 per share.

4.   OTHER COMMITMENTS AND CONTINGENCIES

Lease Guarantees

         As of April 26, 2000, Kmart had outstanding guarantees for real property leases of certain former subsidiaries as follows:


                                         Present Value of                Gross
                                           Future Lease                 Future
                                         Obligations @ 7%          Lease Obligations
                                         ----------------          -----------------
                                                        ($ Millions)
The Sports Authority                        $ 214                        $ 362
Borders Group                                 102                          173
OfficeMax                                      94                          137
                                         --------                     --------
Total                                       $ 410                        $ 672
                                         ========                     ========


         The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable.

                                KMART CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT.)
                                   (UNAUDITED)

THE SPORTS AUTHORITY

         For its year ended January 29, 2000, The Sports Authority (TSA) incurred a same store sales decrease of 3.4%, and an operating loss of $133.1 million, as compared to an operating loss of $88.9 million for the prior year.

         Kmart's rights and obligations with respect to its guarantee of TSA leases are governed by a Lease Guaranty, Indemnification and Reimbursement Agreement dated as of November 23, 1994.

Other

         There are various claims, lawsuits and pending actions against Kmart incident to its operations. It is the opinion of the Company's management that the ultimate resolution of these matters will not have a material adverse effect on Kmart's liquidity, financial position or results of operations.

ITEM 2.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


RESULTS OF OPERATIONS

                                                    13 WEEKS                                   % CHANGE
                                      --------------------------------------     ----------------------------------------
                                          APRIL 26,           APRIL 28,                                  COMPARABLE
                                             2000                1999               ALL STORES             STORES
                                      ------------------   -----------------     ---------------      -------------------
                                                   ($ Millions)
            SALES                               $ 8,195             $ 8,078              1.5                  0.0
                                      ==================   =================

            OPERATING INCOME                      $ 120               $ 169
                                      ==================   =================


         SALES increased 1.5% for the 13 weeks ended April 26, 2000. Divisions showing particular strength for the quarter included home appliances & electronics, pharmacy, consumables & edibles, outdoor living and fashion accessories. The Company opened 4 stores and closed 4 stores during the first quarter.

         GROSS MARGIN, as a percentage of sales, was 20.8% and 21.1% for the 13 weeks ended April 26, 2000 and April 28, 1999, respectively. The decrease in gross margin percentage is attributable to fees incurred in connection with the distribution of grocery-related goods, partially offset by a favorable product mix of promotional sales.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 19.3% and 19.0% for the 13 weeks ended April 26, 2000 and April 28, 1999, respectively. The increase is due primarily to higher depreciation levels resulting from store remodelings, wage increases and the Company's share of the operating losses of BlueLight.com.

         OPERATING INCOME for the 13 weeks ended April 26, 2000 was $120 million, or 1.5% of sales, as compared to operating income of $169 million, 2.1% of sales, for the same period of the prior year.

         NET INTEREST EXPENSE for the 13 weeks ended April 26, 2000 and April 28, 1999 was $69 million and $66 million, respectively. Net interest expense increased as a result of higher levels of outstanding debt resulting from the issuance of certain notes during December 1999. See "Liquidity and Financial Condition".


LIQUIDITY AND FINANCIAL CONDITION

         Kmart's primary sources of working capital are cash flows from operations and borrowings under its credit facilities. The Company had working capital of $4,185, $4,116 and $4,084 million at April 26, 2000, April 28, 1999 and January 26, 2000, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable and the level of store openings and closings. Borrowings of $91 million were outstanding under the Company's $1.7 billion Revolving Credit Agreement ("Revolver") at the end of the first quarter of fiscal 2000.

         Net cash provided by operating activities for the 13 weeks ended April 26, 2000 was $179 million as compared to $227 million for the same period in 1999. The decrease in cash provided by operating activities as compared to the same period of the prior year was primarily the result of increased profit-sharing and bonus payments relating to the prior fiscal year and an increase in property tax payments.

         Net cash used for investing activities was $141 million for the 13 weeks ended April 26, 2000 compared to $309 million for the same period in 1999. The decrease in cash used for investing activities was primarily the result of lower capital expenditures related to the Big Kmart rollout. In addition, prior year's investing activities included the acquisition of sixteen leases from Caldor Corporation.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

LIQUIDITY AND FINANCIAL CONDITION, CONT.

         Net cash used in financing activities was $32 million for the 13 weeks ended April 26, 2000 compared to $9 million for the same period in 1999. The increase in cash used in financing activities was primarily a result of repurchases of convertible preferred securities and common stock partially offset by borrowings under the Revolver.

         In April 2000, Moody's Investors Service upgraded Kmart's debt to investment grade, from Ba1 to Baa3.

         Management believes that its current financing arrangements will be sufficient to meet the Company's liquidity needs for operations and capital demands.


OTHER MATTERS

Lease Guarantees

         Kmart has guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations guaranteed by Kmart is approximately $410 million. The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. (See Notes 4 of the Notes to Consolidated Financial Statements)

Other

         On May 31, 2000, the Company announced that Charles C. Conaway was named Chairman of the Board and Chief Executive Officer of the Company effective May 30, 2000, as the successor of Floyd Hall, who is retiring as Chairman of the Board, President and Chief Executive Officer of the Company.

         There are various claims, lawsuits, and pending actions against Kmart incident to its operations. It is the opinion of the Company's management that the ultimate resolution of these matters will not have a material adverse effect on Kmart's liquidity, financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements, other than those based on historical facts, which address activities, events or developments that the Company expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Company's ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of the Company's customers, changes in consumer spending and the Company's ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and other factors affecting business beyond the Company's control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by the Company will be realized or that they will have the expected effects on the Company or its business or operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 11  - Statement re Computation of Per Share Earnings
         Exhibit 27  - Financial Data Schedule

(b) Reports on Form 8-K: The Registrant filed the following Current Report on Form 8-K during the 13 weeks ended April 26, 2000:

           FILING DATE        DATE OF REPORT                ITEM REPORTED

          March 21, 2000      March 21, 2000      Audited Consolidated Financial
                                                  Statements for the Year Ended
                                                  January 26, 2000.

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




            Date:                          June 2, 2000
                                         Kmart Corporation
                            ---------------------------------------------
                                            (Registrant)


                                        /s/ M.E. Welch, III
            By:             ------------------------------------------------
                                            M.E. Welch, III
                                       SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER
                             (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                 Description
-----------                 -----------
     11                     Statement re: Computation of Per Share Earnings.
     27                     Financial Data Schedule