Form 10-Q
period 2000-07-26
KMART CORP
filed 2000-09-01
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2000
                               -------------

                                       OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    -------------
Commission File No. 1-327
                    -----


                                               KMART CORPORATION
                                               -----------------
                             (Exact name of registrant as specified in its charter)

                           Michigan                                               38-0729500
  ----------------------------------------------------------- --------------------------------------------------
               (State or other jurisdiction of                                (I.R.S. Employer
                incorporation or organization)                               Identification No.)

          3100 West Big Beaver Road - Troy, Michigan                                48084
  ----------------------------------------------------------- --------------------------------------------------
           (Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code                     (248) 643-1000
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

                                      Yes      X       No
                                    ---------       -------


As of July 26, 2000, 480,098,675 shares of Common Stock of the Registrant were outstanding.





                          INDEX

PART I       FINANCIAL INFORMATION                                                   PAGE
------       ---------------------                                                   ----

Item 1.      Financial Statements

             Consolidated Statements of Operations--                                   3
             13 and 26 weeks ended July 26, 2000 and
             July 28,1999

             Consolidated Balance Sheets--                                             4
             July 26, 2000, July 28, 1999 and
             January 26, 2000

             Consolidated Statements of Cash Flows--                                   5
             26 weeks ended July 26, 2000 and
             July 28, 1999

             Notes to Consolidated Financial                                         6 - 7
             Statements

Item 2.      Management's Discussion and Analysis of Results of                     8 - 13
             Operations and Financial Condition

PART II      OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders                      14

Item 6.      Exhibits and Reports on Form 8-K                                         15

             Signatures                                                               16




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                                         KMART CORPORATION
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)

                                                                          13 WEEKS ENDED                      26 WEEKS ENDED
                                                                -------------------------------     ----------------------------
                                                                  JULY 26,         JULY 28,           JULY 26,       JULY 28,
                                                                    2000             1999               2000           1999
                                                                -------------    --------------     -------------- -------------

Sales                                                              $  8,998        $  8,780        $ 17,193        $   16,858
Cost of sales, buying and occupancy                                   7,518           6,854          14,012            13,224
                                                                   --------        --------        --------        ----------
Gross margin                                                          1,480           1,926           3,181             3,634
Selling, general and administrative expenses                          2,101           1,638           3,682             3,177
                                                                   --------        --------        --------        ----------
Income (loss) before interest, income taxes and dividends on
    convertible preferred securities of subsidiary trust               (621)            288            (501)              457
Interest expense, net                                                    65              64             134               130
Income tax provision (benefit)                                         (250)             74            (232)              108
Dividends on convertible preferred securities of subsidiary
    trust, net of income taxes of $6, $7, $12 and $14,
    respectively                                                         12              12              23                25
                                                                   --------        --------        --------        ----------
Net income (loss) from continuing operations                           (448)            138            (426)              194
Discontinued operations, net of income taxes of $124                    -              (230)            -                (230)
                                                                   --------        --------        --------        ----------
Net loss                                                           $   (448)       $    (92)       $   (426)       $      (36)
                                                                   ========        ========        ========        ==========

Basic earnings (loss) per common share:
Net income (loss) from continuing operations                       $  (0.93)       $   0.28        $  (0.87)       $     0.39
Discontinued operations                                                 -             (0.47)            -               (0.47)
                                                                   --------        --------        --------        ----------
Net loss                                                           $  (0.93)       $  (0.19)       $  (0.87)       $    (0.08)
                                                                   ========        ========        ========        ==========

Diluted earnings (loss) per common share:
Net income (loss) from continuing operations                       $  (0.93)       $   0.26        $  (0.87)       $     0.39
Discontinued operations                                                 -             (0.41)            -               (0.47)
                                                                   --------        --------        --------        ----------
Net loss                                                           $  (0.93)       $  (0.15)       $  (0.87)       $    (0.08)
                                                                   ========        ========        ========        ==========


Basic weighted average shares (millions)                              481.3           495.2           481.8             494.6
Diluted weighted average shares (millions)                            541.8           567.0           544.4             567.0





          See accompanying Notes to Consolidated Financial Statements.


                                                         KMART CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS
                                                       (DOLLARS IN MILLIONS)
                                                            (UNAUDITED)

                                                                              JULY 26,            JULY 28,         JANUARY 26,
                                                                                2000                1999               2000
                                                                          -----------------   -----------------  -----------------

Current Assets:
    Cash and cash equivalents                                                    $     333           $     299          $     344
    Merchandise inventories                                                          6,586               7,061              7,101
    Other current assets                                                               862                 622                715
                                                                          -----------------   -----------------  -----------------
Total current assets                                                                 7,781               7,982              8,160
Property and equipment, net                                                          6,351               6,114              6,410
Other assets and deferred charges                                                      397                 538                534
                                                                          -----------------   -----------------  -----------------
Total Assets                                                                     $  14,529           $  14,634          $  15,104
                                                                          =================   =================  =================

Current Liabilities:
   Long-term debt due within one year                                            $      38           $      81          $      66
   Trade accounts payable                                                            2,488               2,353              2,204
   Accrued payroll and other liabilities                                             1,253               1,311              1,574
   Taxes other than income taxes                                                       268                 251                232
                                                                          -----------------   -----------------  -----------------
Total current liabilities                                                            4,047               3,996              4,076
Long-term debt and notes payable                                                     1,742               1,526              1,759
Capital lease obligations                                                              975               1,052              1,014
Other long-term liabilities                                                          1,004               1,122                965
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value $904, $1,000
  and $1,000, respectively)                                                            891                 985                986
Common stock, $1 par value, 1,500,000,000 shares authorized; 480,098,675,
    494,530,727 and 481,383,569 shares issued                                          480                 494                481
Capital in excess of par value                                                       1,551               1,676              1,555
Retained earnings                                                                    3,839               3,783              4,268
                                                                          -----------------   -----------------  -----------------
Total Liabilities and Shareholders' Equity                                       $  14,529           $  14,634          $  15,104
                                                                          =================   =================  =================



          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                                 26 WEEKS ENDED
                                                                                    ---------------------------------------
                                                                                        JULY 26,                 JULY 28,
                                                                                          2000                     1999
                                                                                    ------------------    -----------------

CASH FLOW FROM OPERATING ACTIVITIES
      Net income (loss) from continuing operations                                          $   (426)             $    194
      Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
           One-time charge for strategic actions                                                 740                     -
           Depreciation and amortization                                                         395                   377
           Equity loss in BlueLight.com                                                           25                     -
           Deferred income taxes and taxes payable                                              (329)                   22
           Cash used for store restructuring and other charges                                   (33)                  (46)
           Decrease (increase) in inventories                                                    150                  (525)
           Increase in accounts payable                                                          284                   330
           Increase in accounts receivable                                                       (18)                   (1)
           Decrease in other long-term liabilities                                               (54)                  (18)
           Changes in other assets and liabilities                                              (114)                    4
                                                                                    ------------------    -----------------
      Net cash provided by continuing operations                                                 620                   337
      Net cash used for discontinued operations                                                  (60)                  (40)
                                                                                    ------------------    -----------------
Net cash provided by operating activities                                                        560                   297
                                                                                    ------------------    -----------------


CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                                                                      (377)                 (577)
      Acquisition of Caldor leases                                                                 -                   (86)
                                                                                    ------------------    -----------------

Net cash used for investing activities                                                          (377)                 (663)
                                                                                    ------------------    -----------------


CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt                                                     -                    44
      Purchase of convertible preferred securities                                               (80)                    -
      Purchase of common shares                                                                  (56)                  (32)
      Issuance of common shares                                                                   26                    34
      Payments on long-term debt                                                                 (45)                  (52)
      Payments on capital lease obligations                                                      (39)                  (39)
                                                                                    ------------------    -----------------

Net cash used for financing activities                                                          (194)                  (45)
                                                                                    ------------------    -----------------


Net decrease in cash and cash equivalents                                                        (11)                 (411)
Cash and cash equivalents, beginning of year                                                     344                   710
                                                                                    ------------------    -----------------
Cash and cash equivalents, end of period                                                     $   333             $     299
                                                                                    ==================    =================



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

         The quarterly consolidated financial statements for the fiscal year ended January 26, 2000 have been restated to reflect the change in the Company's method of accounting for layaway sales adopted in consideration of SEC Staff Accounting Bulletin No. 101.

         Certain reclassifications of the January 26, 2000 and July 28, 1999 financial statements have been made to conform to the current year presentation.

2.   EARNINGS PER SHARE

         For the thirteen week period ended July 26, 2000 and the twenty-six week periods ended July 26, 2000 and July 28, 1999, diluted earnings per share is reported as basic earnings per share due to the anti-dilutive impact of dilutive potential common shares.

3.   ONE-TIME CHARGE FOR STRATEGIC ACTIONS

         On July 25, 2000, the Company announced a series of strategic actions aimed at strengthening financial performance by enhancing the productivity of its store base, inventory and information systems. These initiatives included deciding to close certain stores, accelerating certain inventory reductions and redefining Kmart's information technology strategy. As a result of these initiatives, the Company recorded a pretax charge totaling $740 million. A total of 66 traditional Kmart and 6 Super Kmart stores will close, most by November 1, 2000.

         The following table summarizes the significant components and presentation in the statements of operations of the charge for strategic actions taken during the second quarter (in millions). There were no significant reductions to reserves during the second quarter.


                                                          Cost of
                                                           sales,
                                                         buying and
                                                         occupancy        SG&A            Total
                                                       -------------      ----            -----

Store closings:
   Lease obligations and maintenance                     $      -       $   197        $   197
   Asset impairments                                            -           103            103
   Inventory write-down                                        75             -             75
Inventory reduction                                           290             -            290
Information technology                                          -            60             60
Contractual employment obligations                              -            15             15
                                                         ----------     ---------      ---------
Total                                                    $    365       $   375        $   740
                                                         ==========     =========      =========



                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.     INVENTORIES AND COST OF MERCHANDISE SOLD

                  A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at July 26, 2000, July 28, 1999 and January 26, 2000 were $360 million, $410 million and $360 million lower, respectively, than the amounts that would have been reported under the first-in, first-out (FIFO) method.

5.       SHARE REPURCHASE PROGRAMS

         In February 2000, the Company extended its existing stock repurchase program to include up to $200 million of trust convertible preferred securities. Through the second quarter of fiscal year 2000, the Company repurchased approximately 1.9 million shares of convertible preferred securities at a cost of approximately $80 million. For purposes of computing earnings per share, the discount on the repurchase, net, was added to net income to arrive at income available to common shareholders. In addition, during the first two quarters of fiscal year 2000, the Company repurchased 5 million shares of its common stock at a cost of approximately $55 million pursuant to the exercise of previously outstanding put options. There were no outstanding put options remaining as of July 26, 2000.

6.       OTHER COMMITMENTS AND CONTINGENCIES

Lease Guarantees

         As of July 26, 2000, Kmart had outstanding guarantees for real property leases of certain former subsidiaries as follows:


                                                   Present Value of                     Gross
                                                     Future Lease                       Future
                                                   Obligations @ 7%               Lease Obligations
                                                ------------------------      ----------------------------
                                                                    ($ Millions)

             The Sports Authority                        $ 210                        $ 356
             Borders Group                                 100                          169
             OfficeMax                                      91                          134
                                                      ------------                 ------------
             Total                                       $ 401                        $ 659
                                                      ============                 ============



         The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable.

The Sports Authority

         For its first quarter ended April 29, 2000, The Sports Authority (TSA) reported an increase in same store sales of 0.8% and an operating loss of $4.0 million, as compared to an operating loss of $4.7 million for the first quarter in 1999.

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

ITEM 2.
                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION





RESULTS OF OPERATIONS
                                                      13 WEEKS                                   % CHANGE
                                         --------------------------------------    -----------------------------------------
                                               JULY 26,           JULY 28,
                                                  2000              1999             ALL STORES          COMPARABLE STORES
                                         ------------------   -----------------    ----------------      -------------------
                                                     ($ Millions)

      SALES                                   $   8,998           $   8,780              2.5                     0.7
                                         ==================   =================


      OPERATING INCOME (LOSS)                 $   (621)           $     288
                                         ==================   =================





     SALES increased 2.5% for the 13 weeks ended July 26, 2000. Divisions showing particular strength during the second quarter included pharmacy, home electronics and appliances, outdoor living, housewares and home decor and food and consumables. We opened 3 stores and closed 9 stores during the second quarter.

     GROSS MARGIN, as a percentage of sales, was 16.4% and 21.9% for the 13 weeks ended July 26, 2000 and July 28, 1999, respectively. The decrease is primarily attributable to the one-time charge for strategic actions recorded during the second quarter, of which $365 million related to inventory write-downs and is included as a component of Cost of sales, buying and occupancy expense. In addition, the gross margin percentage is lower than prior year due to fees incurred in connection with the distribution of grocery-related goods, as well as higher clearance markdowns driven by soft sales in apparel and seasonal merchandise.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 23.3% and 18.6% for the 13 weeks ended July 26, 2000 and July 28, 1999, respectively. The increase is primarily attributable to the one-time charge for strategic actions recorded during the second quarter, of which $375 million is included as a component of SG&A expense. In addition, the SG&A percentage is higher than prior year due to increased expenses resulting from 14 additional stores, increased depreciation and other expenses as a result of prior year Big Kmart conversions and our share of the operating losses of BlueLight.com.

     OPERATING INCOME (LOSS) for the 13 weeks ended July 26, 2000 was $(621) million, or (6.9)% of sales, as compared to operating income of $288 million, or 3.3% of sales, for the same period of the prior year. The decrease in operating income is due primarily to the one-time charge for strategic actions of $740 million.

     NET INTEREST EXPENSE for the 13 weeks ended July 26, 2000 and July 28, 1999 was $65 million and $64 million, respectively. The increased interest expense associated with higher borrowings in the current year is offset by lower amortization of debt financing expenses. See "Liquidity and Financial Condition".

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)



RESULTS OF OPERATIONS
                                                         26 WEEKS                                 % CHANGE
                                         --------------------------------------    -----------------------------------------
                                             JULY 26,             JULY 28,
                                                2000                1999             ALL STORES          COMPARABLE STORES
                                         ------------------   -----------------    ----------------      -------------------
                                                       ($ Millions)

      SALES                                   $  17,193           $  16,858              2.0                      0.3
                                         ==================   =================

      OPERATING INCOME (LOSS)                 $   (501)           $     457
                                         ==================   =================





     SALES increased 2.0% for the 26 weeks ended July 26, 2000. Divisions showing particular strength on a year-to-date basis included pharmacy, home electronics and appliances, outdoor living, housewares and home decor and food and consumables. We opened 7 stores and closed 13 stores during the 26 weeks ended July 26, 2000.

     GROSS MARGIN, as a percentage of sales, was 18.5% and 21.6% for the 26 weeks ended July 26, 2000 and July 28, 1999, respectively. Consistent with the 13 week period, the decrease in gross margin on a year-to-date basis is attributable to the one-time charge for strategic actions recorded during the second quarter, fees incurred in connection with the distribution of grocery-related goods and higher clearance markdowns driven by soft sales in apparel and seasonal merchandise

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 21.4% and 18.9% for the 26 weeks ended July 26, 2000 and July 28, 1999, respectively. Consistent with the 13 week period, the increase is attributable to the one-time charge for strategic actions recorded during the second quarter, increased expenses resulting from 14 additional locations, increased depreciation and other expenses as a result of prior year Big Kmart conversions and our share of the operating losses of BlueLight.com.

     OPERATING INCOME (LOSS) for the 26 weeks ended July 26, 2000 was $(501) million, or (2.9)% of sales, as compared to operating income of $457 million, or 2.7% of sales, for the same period of the prior year. The decrease in operating income is due primarily to the one-time charge for strategic actions of $740 million.

     NET INTEREST EXPENSE for the 26 weeks ended July 26, 2000 and July 28, 1999 was $134 million and $130 million, respectively. Net interest expense increased as a result of higher levels of outstanding debt resulting from the issuance of certain notes during December 1999, offset by lower amortization of debt financing expenses. See "Liquidity and Financial Condition".

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND FINANCIAL CONDITION

         Our primary sources of working capital are cash flows from operations and borrowings under our credit facilities. We had working capital of $3,734, $3,986 and $4,084 million at July 26, 2000, July 28, 1999 and January 26, 2000,
respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable (net inventory) and the level of store openings and closings. There were no borrowings outstanding under our $1.7 billion Revolving Credit Agreement ("Revolver") at the end of the second quarter of fiscal 2000.

         Net cash provided by operating activities for the 26 weeks ended July 26, 2000 was $560 million as compared to $297 million for the same period in 1999. The increase in cash provided by operating activities was due primarily to a reduction in net inventory from year-end in the current year (excluding the impact of the one-time charge for strategic actions) as compared to an increase in net inventory for the same period one year ago, offset by higher payments for income taxes and payroll in the current year.

         Net cash used for investing activities was $377 million for the 26 weeks ended July 26, 2000 compared to $663 million for the same period in 1999. The decrease in cash used for investing activities was primarily the result of completing the Big Kmart rollout in early 2000. In addition, prior year's investing activities included the acquisition of sixteen store leases from Caldor Corporation.

         Net cash used for financing activities was $194 million for the 26 weeks ended July 26, 2000 compared to $45 million for the same period in 1999. The increase in cash used for financing activities was primarily a result of repurchases of trust convertible preferred securities and common stock and lower borrowings under the Revolver.

         We believe that our current financing arrangements will be sufficient to meet our liquidity needs for operations and capital demands.

OTHER MATTERS

Implementation of Strategic Actions

         During the second quarter of fiscal year 2000, we announced a series of strategic actions aimed at strengthening our financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain traditional Kmart and Super Kmart stores, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these actions, we recorded a pretax charge of $740 million during the second quarter of 2000.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

Implementation of Strategic Actions (continued)

         These actions are discussed below in further detail:

         Store closings

                  During the second quarter, we completed an analysis of traditional, Big Kmart and Super Kmart locations, identifying 72 stores that did not fit our long-term strategic vision. While in most cases these stores were marginally profitable, they were determined not to justify additional capital investment due to a variety of factors such as their size and location, their suitability for expansion, their competitive standing and the business outlook in their local markets. Accordingly, we have begun the process of closing these stores. Liquidation sales began immediately after the closings were announced on July 25, 2000, with most closings expected to be completed by November 1, 2000. We recorded a pretax charge of $300 million for a reserve relating to costs to close these stores, which is included in selling, general and administrative expenses in the accompanying statement of operations, and a pretax charge of $75 million relating to the write-down of inventory at closed stores to its net realizable value, which is included in cost of sales, buying and occupancy in the accompanying statements of operations.

                  The components of the reserve for store closures of $300 million include $197 million of contractual lease obligations and costs to maintain locations up to the time of disposition and asset impairments of $103 million representing anticipated losses on the disposal of fixed assets and discontinuation of leasehold improvements at the closed stores. There were no significant reductions to the reserve during the second quarter.

         Inventory reductions

                  During the second quarter, we conducted an assessment of inventory productivity and decided to reduce immediately certain inventories to improve our return on investment. A clearance sale will be conducted during the third quarter to liquidate this merchandise, in addition to the merchandise included in the liquidation sales discussed above. We recorded a pretax charge of $290 million to write-down the inventory to its net realizable value. This charge is included in cost of sales, buying and occupancy in the accompanying statements of operations.

         Information technology

                  During the second quarter, as a result of redefining our information technology infrastructure, we determined that certain systems previously under development and related hardware were no longer part of our long-term strategy. Accordingly, we recorded a pretax charge of $60 million to fully expense the costs for these systems. These charges are included in selling, general and administrative expenses in the accompanying statements of operations.

                  In addition to the above charges, we recorded a pretax charge of $15 million relating to certain contractual employment obligations, which is included in selling, general and administrative expenses in the accompanying statements of operations.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

Implementation of Strategic Actions (continued)

         The following table summarizes the significant components and presentation in our statements of operations of the charge for strategic actions taken during the second quarter (in millions):


                                                        Cost of
                                                         sales,
                                                      buying and
                                                       occupancy             SG&A           TOTAL
                                                       ---------             ----           -----

Store closings:
   Lease obligations and maintenance                  $       -             $  197        $   197
   Asset impairments                                          -                103            103
   Inventory write-down                                      75                  -             75
Inventory reduction                                         290                  -            290
Information technology                                        -                 60             60
Contractual employment obligations                            -                 15             15
                                                    ---------------       ------------    ----------
Total                                                 $     365             $  375        $   740
                                                    ===============       ============    ==========


         The impact of the charge for strategic actions on our statements of operations and effective tax rate for the thirteen and twenty-six week periods ended July 26, 2000 is summarized in the following tables (in millions):



                                                    13 weeks ended July 26, 2000          26 weeks ended July 26, 2000
                                                    ----------------------------          ----------------------------
                                                                 Charge    Excluding                   Charge      Excluding
                                                                  For      Charge For                   For        Charge For
                                                                Strategic  Strategic                 Strategic     Strategic
                                                   As Reported   Actions    Actions   As Reported    Actions       Actions
                                                   -----------  --------    -------   -----------    -------       -------


   Sales                                          $  8,998     $     -   $  8,998       $ 17,193       $    -       $ 17,193
   Cost of sales, buying and occupancy               7,518        (365)     7,153         14,012         (365)        13,647
                                                  --------     -------   --------       --------       ------       --------
   Gross margin                                      1,480         365      1,845          3,181          365          3,546
   Selling, general and administrative
     expense                                         2,101        (375)     1,726          3,682         (375)         3,307
                                                  --------     -------   --------       --------       ------       --------

   Income (loss) before interest, income
      taxes and dividends on convertible
      preferred securities of  subsidiary trust       (621)        740        119           (501)         740            239
   Interest expense - net                               65           -         65            134            -            134
   Income taxes                                       (250)        269         19           (232)         269             37
   Preferred dividends of subsidiary,
     net of income taxes                                12           -         12             23            -             23
                                                  --------     -------   --------       --------       ------       --------
   Net income (loss)                              $   (448)    $   471   $     23       $   (426)      $  471       $     45
                                                  ========     =======   ========       ========       ======       ========

   Effective income tax rate                        (36.4%)     (36.4%)     35.2%         (36.5%)      (36.4%)         35.2%

   Basic and diluted earnings (loss) per share    $  (0.93)    $ (0.98)   $  0.05       $  (0.87)      $(0.98)      $   0.11
                                                  ========     =======    =======       ========       ======       ========



                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

Implementation of Strategic Actions (continued)

         As a result of the store closings discussed above, we expect earnings before income taxes to benefit by approximately $10 million annually. Specifically, these stores had combined annual revenues of $800 million in fiscal year 1999, the loss of which will be offset by expense savings of $810 million, comprised of costs of sales, buying and occupancy expenses, selling, general and administrative expenses and interest expense.

         Proceeds from the liquidation of inventories to occur in the third quarter of this year related to the store closings and the inventory reduction are expected to be approximately $300 million. Cash expenditures related to the store closings will be funded through operating cash flows over the terms of the underlying leases, which are expected to be approximately $200 million on a discounted basis.

Lease Guarantees

         We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations guaranteed by Kmart is approximately $401 million. The possibility of having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. (See Note 5 of the Notes to Consolidated Financial Statements)

Other

         There are various claims, lawsuits and pending actions against Kmart incident to its operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial position or results of operations.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following information is furnished with respect to the 2000 Annual Meeting of Stockholders of Kmart Corporation:

(a)      The Annual Meeting was held on May 16, 2000.

(b) All nominees for director as listed in the Company's proxy statement dated April 13, 2000 were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c)      Proposal 1

         Election of the following directors:



     ------------------------------- ------------------------ ----------------------- ------------------------------
                                                                                            Votes to Withhold
                                        Year When Term of           Votes for              Authority to Vote for
                Nominee                  Office Expires            the Nominee                   Nominee
     ------------------------------- ------------------------ ----------------------- ------------------------------

     Joseph A. Califano, Jr.                  2003                 426,388,412                 13,623,989
     ------------------------------- ------------------------ ----------------------- ------------------------------
     J. Richard Munro                         2003                 426,720,757                 13,291,644
     ------------------------------- ------------------------ ----------------------- ------------------------------
     Robin B. Smith                           2003                 426,968,214                 13,044,187
     ------------------------------- ------------------------ ----------------------- ------------------------------
     Thomas T. Stallkamp                      2003                 427,191,580                 12,820,821
     ------------------------------- ------------------------ ----------------------- ------------------------------
     James O. Welch, Jr.                      2003                 427,073,211                 12,939,190
     ------------------------------- ------------------------ ----------------------- ------------------------------


         A plurality of the votes cast were in favor of all nominees, and they were therefore elected.

         Proposal 2

         The votes cast with respect to the proposal to increase shares reserved under the 1997 Long-Term Equity Compensation Plan were as follows:



                               For --       255,620,009
                           Against --       181,002,407
                           Abstain --         3,389,985



         A majority of the votes cast were in favor of proposal 2, and it was therefore passed.

         Proposal 3

         The votes cast with respect to the proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants to examine the books and records of the Company for fiscal 2000 were as follows:


                               For --         433,880,358
                           Against --           3,526,697
                           Abstain --           2,605,346


         A majority of the votes cast were in favor of proposal 3, and it was therefore passed.

(c) (continued)

         Proposal 4

         The votes cast with respect to the stockholder proposal to amend the Company's Articles of Incorporation to eliminate the classification of directors of the Company were as follows:


                               For --         220,409,243
                           Against --         101,457,549
                           Abstain --           6,979,577


         Less than 58% of the outstanding shares of common stock voted in favor of the proposal, and it was therefore not passed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 10  - Employment Agreement with C. C. Conaway
         Exhibit 11  - Statement re: Computation of Per Share Earnings
         Exhibit 27  - Financial Data Schedule

(b) Reports on Form 8-K: No reports were filed on Form 8-K by the Registrant during the 13 weeks ended July 26, 2000.

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







                          Date:            September 1, 2000
                                           Kmart Corporation
                               ----------------------------------------
                                           (Registrant)


                          By:     /s/     M.E. Welch, III
                               ----------------------------------------
                                          M.E. Welch, III
                                    EXECUTIVE VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER
                                    (Principal Financial Officer)




                          By:   Matthew Hilzinger
                                ----------------------------------------
                                Matthew Hilzinger
                                Vice President, Controller
                                (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                        Description
-----------                        -----------
Exhibit 10                         Employment Agreement with C.C. Conaway
Exhibit 11                         Statement re: Computation of Per Share Earnings
Exhibit 27                         Financial Data Schedule