Form 10-Q
period 2000-10-25
KMART CORP
filed 2000-12-06
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2000
                               ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
                              ------------    -------------
Commission File No. 1-327
                    -----

                                KMART CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


                Michigan                                38-0729500
--------------------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                  Identification No.)

 3100 West Big Beaver Road -- Troy, Michigan               48084
--------------------------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)

 Registrant's telephone number, including area code   (248) 463-1000
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

                            Yes     X       No
                                ---------     -------


As of October 25, 2000, 483,391,211 shares of Common Stock of the Registrant were outstanding.

                                      INDEX


PART I                    FINANCIAL INFORMATION                                    PAGE
------                    ---------------------                                    ----
Item 1.                   Financial Statements

                          Consolidated Statements of Operations--                   3
                          13 and 39 weeks ended October 25, 2000 and
                          October 27,1999

                          Consolidated Balance Sheets--                             4
                          October 25, 2000, October 27, 1999 and
                          January 26, 2000

                          Consolidated Statements of Cash Flows--                   5
                          39 weeks ended October 25, 2000 and
                          October 27, 1999

                          Notes to Consolidated Financial Statements              6 - 8

Item 2.                   Management's Discussion and Analysis of Results of     9 - 13
                          Operations and Financial Condition

PART II                   OTHER INFORMATION
-------                   -----------------

Item 6.                   Exhibits and Reports on Form 8-K                         14

                          Signatures                                               15


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                          13 Weeks Ended                        39 Weeks Ended
                                                                 --------------------------------   --------------------------------
                                                                    October 25,      October 27,       October 25,      October 27,
                                                                       2000             1999              2000             1999
                                                                 ---------------   --------------   ---------------   --------------

Sales                                                             $       8,199     $      7,962      $     25,392     $     24,820
Cost of sales, buying and occupancy                                       6,518            6,248            20,530           19,472
                                                                 ---------------   --------------   ---------------   --------------
Gross margin                                                              1,681            1,714             4,862            5,348
Selling, general and administrative expenses                              1,697            1,579             5,379            4,756
                                                                 ---------------   --------------   ---------------   --------------
Income (loss) before interest, income taxes and dividends
     on convertible preferred securities of subsidiary trust                (16)             135              (517)             592
Interest expense, net                                                        71               76               205              206
Income tax provision (benefit)                                              (31)              19              (263)             127
Dividends on convertible preferred securities of subsidiary
 trust, net of income taxes of $6, $6, $18 and $20, respectively             11               13                34               38
                                                                 ---------------   --------------   ---------------   --------------
Net income (loss) from continuing operations                                (67)              27              (493)             221
Discontinued operations, net of income taxes of $124                          -                -                 -             (230)
                                                                 ---------------   --------------   ---------------   --------------
Net income (loss)                                                 $         (67)    $         27      $   (    493)    $         (9)
                                                                 ===============   ==============   ===============   ==============

Basic/diluted earnings (loss) per common share:
Net income (loss) from continuing operations                      $       (0.14)    $       0.05      $      (1.00)    $       0.45
Discontinued operations                                                       -                -                 -            (0.46)
                                                                 ---------------   --------------   ---------------   --------------
Net income (loss)                                                 $       (0.14)    $       0.05      $      (1.00)    $      (0.01)
                                                                 ===============   ==============   ===============   ==============

Basic weighted average shares (millions)                                  482.1            492.1             481.9            493.8
Diluted weighted average shares (millions)                                542.3            562.2             544.0            566.5






          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                         OCTOBER 25,         OCTOBER 27,        JANUARY 26,
                                                                            2000                1999               2000
                                                                      ---------------     ---------------     --------------
Current Assets:
    Cash and cash equivalents                                          $         285       $         345       $        344
    Merchandise inventories                                                    7,878               8,486              7,101
    Other current assets                                                       1,066                 865                715
                                                                      ---------------     ---------------     --------------
Total current assets                                                           9,229               9,696              8,160

Property and equipment, net                                                    6,481               6,313              6,410
Other assets and deferred charges                                                431                 489                534
                                                                      ---------------     ---------------     --------------
Total Assets                                                           $      16,141       $      16,498       $     15,104
                                                                      ===============     ===============     ==============

Current Liabilities:
   Long-term debt due within one year                                  $         495       $          74       $         66
   Trade accounts payable                                                      2,770               3,119              2,204
   Accrued payroll and other liabilities                                       1,401               1,347              1,574
   Taxes other than income taxes                                                 267                 252                232
                                                                      ---------------     ---------------     --------------
Total current liabilities                                                      4,933               4,792              4,076

Long-term debt and notes payable                                               2,635               2,730              1,759
Capital lease obligations                                                        956               1,031              1,014
Other long-term liabilities                                                      911               1,057                965
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $898, $1,000 and $1,000, respectively)                                       886                 985                986
Common stock, $1 par value, 1,500,000,000 shares authorized;
    483,391,211, 487,138,899 and 481,383,569 shares issued                       483                 487                481
Capital in excess of par value                                                 1,567               1,607              1,555
Retained earnings                                                              3,770               3,809              4,268
                                                                      ---------------     ---------------     --------------
Total Liabilities and Shareholders' Equity                             $      16,141       $      16,498       $     15,104
                                                                      ===============     ===============     ==============







 See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                39 WEEKS ENDED
                                                                           --------------------------
                                                                            OCTOBER 25,   OCTOBER 27,
                                                                              2000           1999
                                                                           ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss) from continuing operations                             $     (493)   $      221
   Adjustments to reconcile net income (loss) from continuing operations to net cash used for operating activities:
      One-time charge for strategic actions                                        728             -
      Depreciation and amortization                                                584           568
      Equity loss in BlueLight.com                                                  37             -
      Deferred income taxes and taxes payable                                     (357)           61
      Cash used for store restructuring and other charges                          (46)          (58)
      Increase in inventories                                                   (1,142)       (1,950)
      Increase in accounts payable                                                 566         1,097
      Increase in accounts receivable                                             (174)         (181)
      Decrease in other long-term liabilities                                      (89)          (27)
      Changes in other assets and liabilities                                        6           (21)
                                                                           ------------  ------------
   Net cash used for continuing operations                                        (380)         (290)
   Net cash used for discontinued operations                                       (75)          (48)
                                                                           ------------  ------------
Net cash used for operating activities                                            (455)         (338)
                                                                           ------------  ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                           (697)         (997)
   Acquisition of Caldor leases                                                      -           (86)
   Investment in Bluelight.com                                                     (55)            -
                                                                           ------------  ------------
Net cash used for investing activities                                            (752)       (1,083)
                                                                           ------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                                                1,366         1,250
   Purchase of convertible preferred securities                                    (84)            -
   Purchase of common shares                                                       (56)         (117)
   Issuance of common shares                                                        41            44
   Payments on debt                                                                (61)          (61)
   Payments on capital lease obligations                                           (58)          (60)
                                                                           ------------  ------------
Net cash provided by financing activities                                        1,148         1,056
                                                                           ------------  ------------

Net decrease in cash and cash equivalents                                          (59)         (365)
Cash and cash equivalents, beginning of year                                       344           710
                                                                           ------------  ------------
Cash and cash equivalents, end of period                                    $      285    $      345
                                                                           ============  ============








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

         Certain reclassifications of the January 26, 2000 and October 27, 1999 financial statements have been made to conform to the current year presentation.

2. EARNINGS PER SHARE

         For the thirteen week period ended October 25, 2000 and the thirty-nine week periods ended October 25, 2000 and October 27, 1999, diluted earnings per share is reported as basic earnings per share due to the anti-dilutive impact of convertible preferred securities.

3. ONE-TIME CHARGE FOR STRATEGIC ACTIONS

         On July 25, 2000, the Company announced a series of strategic actions aimed at strengthening financial performance by enhancing the productivity of its store base, inventory and information systems. These initiatives included deciding to close certain stores, accelerating certain inventory reductions and redefining Kmart's information technology strategy. As a result of these initiatives, the Company recorded a pretax charge totaling $740 million. During the third quarter, this charge was reduced by $12 million (pre-tax) due to a reduction in the number of scheduled store closings from 72 to 69, thus reducing the reserve for closed stores from $300 million to $288 million. There were no other reductions in the reserve for closed stores during the third quarter.

4. INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of the Company's inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at October 25, 2000, October 27, 1999 and January 26, 2000 were $360 million, $397 million and $360 million lower, respectively, than the amounts that would have been reported under the first-in, first-out (FIFO) method.

5. LONG TERM DEBT

         On December 4, 2000, the 364-day $600 million revolving credit facility piece of the existing Revolving Credit Agreement ("Revolver") was rolled over into a new 364-day $465 million revolving credit facility. The pricing and covenants under this facility are unchanged.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.     SHARE REPURCHASE PROGRAMS

               In February 2000, the Company extended its existing stock repurchase program to include up to $200 million of trust convertible preferred securities. Through the third quarter of fiscal year 2000, the Company repurchased approximately 2 million shares of convertible preferred securities at a cost of approximately $83.8 million. For purposes of computing earnings per share, the discount on the repurchase, net of tax, was added to net income to arrive at income available to common shareholders. In addition, during the first three quarters of fiscal year 2000, the Company repurchased approximately 5 million shares of its common stock at a cost of approximately $55.2 million pursuant to the exercise of previously outstanding put options. There were no outstanding put options remaining as of October 25, 2000.

7.     OTHER COMMITMENTS AND CONTINGENCIES

       Lease Guarantees

               As of October 25, 2000, Kmart had outstanding guarantees for real property leases of certain former subsidiaries as follows:


                                         Present Value of                Gross
                                           Future Lease                 Future
                                         Obligations @ 7%          Lease Obligations
                                       --------------------     ---------------------
                                                        ($ Millions)
               The Sports Authority           $    206                 $    349
               Borders Group                        98                      166
               OfficeMax                            88                      130
                                             ----------               -----------
               Total                          $    392                 $    645
                                             ==========               ===========



               The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable.

       The Sports Authority

               For its third quarter ended October 28, 2000, The Sports Authority (TSA) reported an increase in same store sales of 5.0% and operating income of $0.4 million, as compared to an operating loss of $13.7 million for the third quarter of 1999. Year to date October 28, 2000, TSA reported an increase in same store sales of 2.5% and operating income of $8.5 million, as compared to an operating loss of $10.6 million for the same period in 1999.

               Kmart's rights and obligations with respect to its guarantee of TSA leases are governed by a Lease Guaranty, Indemnification and Reimbursement Agreement dated as of November 23, 1994.

       OfficeMax

               For its third quarter ended October 21, 2000, OfficeMax reported a decrease in comparable store sales of 1.7% and an operating loss of $28.2 million, as compared to an operating loss of $54.5 million for the third quarter of 1999. Year to date October 21, 2000, OfficeMax reported an increase in comparable store sales of 1.6% and an operating loss of $61.3 million, as compared to an operating loss of $9.8 million for the same period in 1999. OfficeMax recorded an approximate $19.5 million pre-tax charge in the third quarter, of which $14.4 million was non-cash, resulting from a lawsuit settlement with Ryder Integrated Logistics, Inc.

               Kmart's rights and obligations with respect to its guarantee of OfficeMax leases are governed by a Lease Guaranty, Indemnification and Reimbursement Agreement dated as of November 9, 1994.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.     OTHER COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

ITEM 2.
                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION



RESULTS OF OPERATIONS
                                              13 WEEKS                             % CHANGE
                                   ------------------------------     ---------------------------------------

                                    OCTOBER 25,       OCTOBER 27,        ALL STORES        COMPARABLE
                                       2000              1999                                STORES
                                   ------------      ------------     ----------------    -------------------
                                              ($ Millions)

    SALES                          $      8,199       $     7,962              3.0              1.4
                                   ============       ===========

    OPERATING INCOME (LOSS)        $        (16)      $       135
                                   ============       ===========


         SALES increased 3.0% for the 13 weeks ended October 25, 2000. Divisions showing strength during the third quarter included prescription drugs, cosmetics/fragrances, home fashions and housewares, jewelry, sporting goods and consumables. We opened 3 stores and closed 5 stores during the third quarter.

         GROSS MARGIN, as a percentage of sales, was 20.5% and 21.5% for the 13 weeks ended October 25, 2000 and October 27, 1999, respectively. The gross margin percentage is lower than prior year due to fees incurred in connection with the distribution of grocery-related goods, as well as inventory clearance activities that caused a shift in customer purchases from regular priced merchandise to clearance merchandise.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 20.7% and 19.8% for the 13 weeks ended October 25, 2000 and October 27, 1999, respectively. The SG&A percentage is higher than prior year due to increased expenses resulting from new stores, increased payroll, depreciation and other expenses as a result of prior year Big Kmart conversions and our share of the operating losses of BlueLight.com.

         OPERATING INCOME (LOSS) for the 13 weeks ended October 25, 2000 was $(16) million, or (0.2)% of sales, as compared to operating income of $135 million, or 1.7% of sales, for the same period of the prior year.

         NET INTEREST EXPENSE for the 13 weeks ended October 25, 2000 and October 27, 1999 was $71 million and $76 million, respectively. The decrease in net interest expense is attributable to an increase in other interest income, offset by higher borrowings in the current year. See "Liquidity and Financial Condition."

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)



RESULTS OF OPERATIONS
                                              39 WEEKS                        % CHANGE
                                    -----------------------------   -----------------------------
                                     OCTOBER 25,     OCTOBER 27,                      COMPARABLE
                                        2000            1999         ALL STORES         STORES
                                    -------------  --------------   -------------   -------------
                                            ($ Millions)

      SALES                         $     25,392   $      24,820           2.3             0.7
                                    =============  =============


      OPERATING INCOME (LOSS)       $       (517)  $         592
                                    =============  =============



         SALES increased 2.3% for the 39 weeks ended October 25, 2000. Divisions showing strength on a year-to-date basis included prescription drugs, kidswear, home electronics, housewares and consumables. We opened 10 stores and closed 18 stores during the 39 week period ended October 25, 2000.

         GROSS MARGIN, as a percentage of sales, was 19.1% and 21.5% for the 39 weeks ended October 25, 2000 and October 27, 1999, respectively. The decrease in gross margin on a year-to-date basis is attributable to the one-time charge for strategic actions recorded during the second quarter fees incurred in connection with the distribution of grocery-related goods, as well as inventory clearance activities that caused a shift in customer purchases from regular priced merchandise to clearance merchandise.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 21.1% and 19.1% for the 39 weeks ended October 25, 2000 and October 27, 1999, respectively. The increase is attributable to the one-time charge for strategic actions recorded during the second quarter, increased expenses resulting from new stores, increased payroll, depreciation and other expenses as a result of prior year Big Kmart conversions and our share of the operating losses of BlueLight.com.

         OPERATING INCOME (LOSS) for the 39 weeks ended October 25, 2000 was $(517) million, or (2.0)% of sales, as compared to operating income of $592 million, or 2.4% of sales, for the same period of the prior year. The decrease in operating income is due primarily to the one-time charge for strategic actions of $728 million.

         NET INTEREST EXPENSE for the 39 weeks ended October 25, 2000 and October 27, 1999 was $205 million and $206 million, respectively. See "Liquidity and Financial Condition".

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND FINANCIAL CONDITION

         Our primary sources of working capital are cash flows from operations and borrowings under credit facilities. We had working capital of $4,296, $4,904 and $4,084 million at October 25, 2000, October 27, 1999 and January 26, 2000, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable (net inventory) and the level of store openings and closings.

         On December 4, 2000, the 364-day $600 million revolving credit facility piece of our existing Revolving Credit Agreement ("Revolver") was rolled over into a new 364-day $465 million revolving credit facility. The pricing and covenants under this facility are unchanged. Borrowings outstanding under our Revolver totaled $1.4 billion at the end of the third quarter of fiscal 2000 compared to $1.25 billion at the end of the third quarter of fiscal 1999.

         Net cash used for operating activities for the 39 weeks ended October 25, 2000 was $455 million as compared to $338 million net cash used for the same period of 1999. The increase in cash used for operating activities was due primarily to a reduction in net income from continuing operations, offset by a smaller increase in net inventory from year-end in the current year (excluding the impact of the one-time charge for strategic actions) as compared to net inventory for the same period one year ago.

         Net cash used for investing activities was $752 million for the 39 weeks ended October 25, 2000, compared to $1,083 million for the same period of 1999. The decrease in cash used for investing activities was primarily the result of completing the Big Kmart rollout in early 2000.

         Net cash provided by financing activities was $1,148 million for the 39 weeks ended October 25, 2000 compared to $1,056 million for the same period of 1999. The increase in cash provided by financing activities was primarily a result of borrowings under the Revolver, offset by the repurchase of convertible preferred securities and common stock and normal payments on long-term debt.

         We believe that current financing arrangements will be sufficient to meet liquidity needs for operations and capital demands.

OTHER MATTERS

Implementation of Strategic Actions

         During the second quarter, we announced a series of strategic actions aimed at strengthening our financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain traditional Kmart and Super Kmart stores, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these actions, we recorded a pretax charge of $740 million during the second quarter of 2000. During the third quarter, we reduced this charge by $12 million (pre-tax) due to reducing the number of scheduled store closings from 72 to 69, thus reducing the reserve for closed stores from $300 million to $288 million. There were no other reductions in the reserve for closed stores during the third quarter.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

Implementation of Strategic Actions (continued)

         The impact of the charge for strategic actions on our statements of operations and effective tax rate for the thirty-nine week period ended October 25, 2000 is summarized in the following table (in millions):



                                                                   Charge     Excluding
                                                                    For      Charge For
                                                         As       Strategic   Strategic
                                                       Reported    Actions     Actions
                                                       --------    -------     -------

Sales                                                  $ 25,392   $      -  $      25,392
Cost of sales, buying and occupancy                      20,530       (365)        20,165
                                                       ----------------------------------
Gross margin                                              4,862        365          5,227
Selling, general and administrative expense               5,379       (363)         5,016
                                                       ----------------------------------
Income (loss) before interest, income
  taxes and dividends on convertible
  preferred securities of subsidiary trust                 (517)       728            211
Interest expense -- net                                     205          -            205
Income taxes                                               (263)       265              2
Preferred dividends of subsidiary,
  net of income taxes                                        34          -             34
                                                       ----------------------------------
Net income (loss)                                      $   (493)  $    463   $        (30)
                                                       ==================================

Effective income tax rate                                 (36.4%)     36.4%        (35.0%)

Basic and diluted earnings (loss) per share            $  (1.00)  $   0.96   $      (0.04)
                                                       ==================================

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

Implementation of Strategic Actions (continued)

         As a result of the store closings discussed above, we expect earnings before income taxes to benefit by approximately $10 million annually. Specifically, these stores had combined annual revenues of $770 million in fiscal year 1999, the loss of which will be offset by expense savings of $780 million, comprised of costs of sales, buying and occupancy expenses, selling, general and administrative expenses and interest expense.

         Proceeds from the liquidation of inventories during the third quarter related to the store closings and inventory reduction were approximately $325 million. Cash expenditures related to the store closings will be funded through operating cash flows over the terms of the underlying leases, which are expected to be approximately $200 million on a discounted basis.

Lease Guarantees

         We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations guaranteed by Kmart is approximately $392 million. The possibility of the Company having to honor its contingent obligations is dependent upon the future operating results of the former subsidiaries. (See Note 7 of the Notes to Consolidated Financial Statements)

Other

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 11  -- Statement re: Computation of Per Share Earnings
         Exhibit 27  -- Financial Data Schedule

(b) Reports on Form 8-K: The following reports were filed on Form 8-K by the Registrant during the 13 weeks ended October 25, 2000.

Date Filed            Date of Report
July 27, 2000         July 27, 2000      On July 25, 2000 Kmart Corporation issued a press release
                                         announcing a pretax charge of $740 million as a result of strategic actions taken during the second quarter.
                                         On July 26, 2000 Kmart corporation issued a press release
                                         announcing organizational restructuring and executive moves.

August 14, 2000       August 10, 2000    On August 10, 2000 Kmart Corporation issued a press release announcing 2000 second quarter earnings.


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



















                                         Date:         December 6, 2000
                                                       Kmart Corporation
                                              ----------------------------------
                                                         (Registrant)


                                         By:           M.E. Welch, III
                                              ----------------------------------
                                                       M.E. Welch, III
                                                 EXECUTIVE VICE PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER
                                                 (Principal Financial Officer)


                                         By:         Matthew F. Hilzinger
                                              ----------------------------------
                                                      Matthew F. Hilzinger
                                                  VICE PRESIDENT, CONTROLLER
                                                (Principal Accounting Officer)

                                 Exhibit Index
                                 -------------



Exhibit No.                    Description
-----------                    -----------
     11                        Information on Computation of Earnings
                               Per Share

     27                        Financial Data Schedule
