Form 10-K405
period 2001-01-31
KMART CORP
filed 2001-03-22
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


 X    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 For the fiscal year ended January 31, 2001
                                            ----------------
                                       or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from            to            .
                               ----------    ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock including common stock held by non-affiliates on February 28, 2001 was $4,553,233,865. The market value of Kmart common stock is based on the closing price on the New York Stock Exchange on such date.

As of February 28, 2001, 486,976,884 shares of Kmart common stock were outstanding.

Portions of our Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, are incorporated by reference into Part III of this report.

                                     PART I
Item 1.  Business

         History

         Kmart Corporation ("Kmart," "We" or "Our") is the nation's second largest discount retailer and the third largest general merchandise retailer. We were incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by our founder, S. S. Kresge, who opened his first store in 1899. After operating Kresge department stores for over 45 years, our store program commenced with the opening of the first Kmart store in March 1962. Our principal executive offices are located at 3100 West Big Beaver Road, Troy, Michigan 48084.

         Operations

         We operate in the general merchandise retailing industry through 2,105 Kmart discount stores with locations in each of the 50 United States, Puerto Rico, the U.S. Virgin Islands and Guam. Our general merchandise retail operations are located in 321 of the 331 Metropolitan Statistical Areas in the United States. Our stores are generally one-floor, free-standing units ranging in size from 40,000 to 190,000 square feet.

         We have a nationwide base of newly remodeled stores with 99% of our chain new or remodeled within the last five years. We completed our Big Kmart conversion process in early 2000. Nearly all of our stores are in the Big Kmart format.

         We currently have 104 Kmart Supercenters that combine a full grocery, deli, bakery, one-hour photo and 24 hour/seven-days-a-week availability along with the general merchandise selection of a Kmart discount store. Kmart Supercenters represent the third largest supercenter operation in the United States.

         In February 2001, we entered into a strategic alliance with Fleming Companies, Inc. ("Fleming") whereby Fleming will be our sole provider of food and consumable products in all current and future Kmart and Kmart Supercenter stores. Fleming will begin supplying merchandise under the new agreement in early fiscal 2001.

         Information regarding our discontinued operations and dispositions appears in Note 3 of the "Notes to Consolidated Financial Statements" on page 18 of this Form 10-K.

         Information regarding our analysis of operations and financial condition appears in "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 8-11 of this Form 10-K.

         Competition

         We have several major competitors on a national level, which include Wal-Mart, Target, Sears and J.C. Penney, and many competitors on a local and regional level which compete with our individual stores. Success in this competitive market is based on factors such as price, quality, service, product mix and convenience.

         Seasonality

         Our business is highly seasonal and depends to a significant extent on the results of operations for the last quarter of the fiscal year.

         Credit Sales

         Kmart and Capital One Financial Corporation ("Capital One") launched a new Kmart MasterCard on September 25, 2000. The new Kmart MasterCard combines the exclusivity of private label card benefits along with MasterCard's global acceptance at more than 18 million locations. The former private label Kmart Credit Card through Household Bank (SB), N.A., a unit of Household International, Inc., was discontinued in October 2000. In addition to the Kmart Credit Card program, which is owned and operated by Capital One, all of our stores accept major bank credit cards as payment for merchandise.

         Employees

         We employed approximately 252,000 persons as of January 31, 2001.

         BlueLight.com

         In December 1999, BlueLight.com was formed as an independent e-commerce company, based in San Francisco, by a group of investors led by Kmart (59% ownership interest), SOFTBANK Venture Capital (18.5%), BlueLight.com management and employees (15%) and others, including Martha Stewart Living Omnimedia and Yahoo!. BlueLight.com is the number two Internet service provider in the world, providing easy-to-use Internet service to over 6 million subscribers. BlueLight.com offers Kmart products for direct on-line sale. During fiscal year 2000, we increased our investment in BlueLight.com by $55 million, increasing our ownership interest to 60%.

         Effect of Compliance with Environmental Protection Provisions

         Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect on our capital expenditures, earnings or competitive position.

Item 2.  Properties

         At January 31, 2001, we operated a total of 2,105 general merchandise stores which are located in the United States, Puerto Rico, the U.S. Virgin Islands and Guam. We lease our store facilities, with the exception of 121 stores that we own. Store leases are generally for terms of 25 years with multiple five-year renewal options which allow us the option to extend the life of the lease up to 50 years beyond the initial non-cancelable term.

         We own our headquarters and one administrative building in Troy, Michigan and lease an administrative building in Royal Oak, Michigan. We lease 18 United States distribution centers for initial terms of 10 to 30 years with options to renew for additional terms. In addition, we own or lease 513 parcels not currently used for store operations, the majority of which are rented to others.

         A description of our leasing arrangements appears in Note 9 of the "Notes to Consolidated Financial Statements" on page 20 of this Form 10-K.

Item 3.  Legal Proceedings

         We are party to a substantial number of legal proceedings, most of which are routine and all of which are incidental to our business. Some matters involve claims for large amounts of damages as well as other relief. Although the consequences of these proceedings are not presently determinable, in the opinion of management, they will not have a material adverse effect on our liquidity, financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders


         Not applicable.

Executive Officers

         The name, position, age and a description of the business experience for each of the executive officers of Kmart is listed below as of February 28, 2001. There is no family relationship among the executive officers. Executive officers are elected each year at the Annual Meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified. The business experience for each of the executive officers described below includes principal positions held since 1992. None of the corporations or organizations listed below is a parent, subsidiary or other affiliate of Kmart.

         Charles C. Conaway - Chairman of the Board and Chief Executive Officer, 40.
Mr. Conaway joined Kmart under his current title in May 2000. Prior to joining Kmart he served in the following positions at CVS Corporation: President and Chief Operating Officer from 1998 to 2000; Executive Vice President and Chief Financial Officer from 1995 to 1998; and Senior Vice President of Pharmacy from 1992 to 1995.

         Andrew A. Giancamilli - President and Chief Operating Officer, 50. Mr. Giancamilli was promoted to his current position in 2000. Prior thereto he held the following positions at Kmart: President and General Merchandise Manager, U.S. Kmart from 1998 to 2000; Senior Vice President, General Merchandise Manager-Consumables and Commodities from 1996 to 1998; Vice President, Pharmacy Merchandising and Operations from 1995 to 1996. Prior to joining Kmart in 1995, he was President, Chief Operating Officer, Perry Drug Stores, Inc. from 1993 to 1995; and Executive Vice President, Chief Operating Officer, Perry Drug Stores, Inc. from 1992 to 1993.

         Randy L. Allen - Executive Vice President, Strategic Planning and Chief Information Officer, 54.
Ms. Allen joined Kmart under her current title in 2000. Prior thereto she was a partner at Deloitte & Touche from 1996 to 2000; Chief Administrative and Information Officer at Phillips Van Heusen Corporation from 1993 to 1996; and a partner at Deloitte & Touche from 1992 to 1993.

         Anthony B. D'Onofrio - Executive Vice President, Chief Supply Chain Officer, 46.
Mr. D'Onofrio joined Kmart under his current title in 2000. Prior thereto he was Senior Vice President, Global Supply Chain, Logistics and Distribution for Michaels Stores from 1999 to 2000; Vice President, Operations at Merck from 1997 to 1999; and Director and Senior Director Technology at Pepsico International from 1992 to 1994.

         Cecil B. Kearse -- Executive Vice President, Merchandising, 48. Mr. Kearse was promoted to his current position in 2000. Prior thereto he held the following positions at Kmart: Senior Vice President and General Merchandise Manager, Home from 1997 to 2000; Vice President, Merchandise Presentation and Communication from 1996 to 1997; Vice President and General Merchandise Manager
- Men's and Children's from 1995 to 1996; Divisional Vice President, Merchandising Fashions from 1994 to 1995; and Senior Buyer - Bed, Bath & Kitchen from 1992 to 1994.

         David P. Rots - Executive Vice President, Human Resources and Administration, 41.
Mr. Rots joined Kmart under his current title in 2000. Prior thereto he was Vice President, Human Resources at Parke-Davis, Warner-Lambert from 1998 to 2000; Vice President, Human Resources at Schick & Wilkinson Sword Division Warner-Lambert from 1996 to 1998; Corporate Director, Executive and Global Compensation at Whirlpool from 1995 to 1996 and Director, Human Resources at SmithKline Beechham from 1992 to 1995.

         Mark S. Schwartz - Executive Vice President, Store Operations, 40. Mr. Schwartz joined Kmart under his current title in 2000. Prior thereto he was President and Chief Executive Officer for Big V Supermarkets, Inc. from 1999 to 2000; President and Chief Executive Officer of Hechinger Corporation from 1998 to 1999; and held the following positions at Wal-Mart: President and Director General, Wal-Mart Supercenters/Aurrea Stores 1996 to 1998; Senior Vice President, Supercenters from 1995 to 1996; and Vice President, Supercenters from 1992 to 1995.

         Martin E. Welch III -- Executive Vice President and Chief Financial Officer, 52.
Mr. Welch was promoted to his current position in 2000. Prior thereto he held the position of Senior Vice President and Chief Financial Officer from 1995 to 2000. Prior to joining Kmart he was Senior Vice President, Chief Financial Officer, Federal-Mogul Corporation from 1992 to 1995.

         Brent Willis -- Executive Vice President and Chief Marketing Officer,
40.
Mr. Willis joined Kmart under his current title in 2000. Prior thereto he was President, Latin American division for The Coca-Cola Company from 1997 to 2000; Vice President of Marketing-International and Vice President and General Manager in Venezuela for Nabisco from 1994 to 1997; and Vice President of Marketing-International for Kraft General Foods from 1992 to 1994.

                                     PART II

Item 5.  Market for Kmart's Common Equity and Related Stockholder Matters

         Our common stock is listed on the New York, Pacific and Chicago Stock Exchanges. There were approximately 73,892 shareholders of record of Kmart common stock as of February 28, 2001.

         The quarterly high and low sales prices for Kmart's common stock for the two most recent fiscal years is set forth in Note 17 of the "Notes to Consolidated Financial Statements" on page 23 of this Form 10-K.


Item 6.  Selected Financial Data

         The table below summarizes our recent financial information. For further information, refer to our consolidated financial statements and notes thereto presented under Item 8 of this Form 10-K.

Consolidated Selected Financial Data
(Dollars in millions, except per share data)

                                                                   2000         1999         1998        1997       1996
-----------------------------------------------------------------------------------------------------------------------------
Summary of Operations (1)
Sales                                                            $ 37,028     $ 35,925    $ 33,674    $ 32,183    $ 31,437
Comparable sales %(2)                                                 1.1%         4.8%        4.8%        4.8%        2.5%
Total sales %                                                         3.1%         6.6%        4.6%        2.4%       (0.9%)
U.S. Kmart total sales %                                              3.1%         6.6%        5.6%        5.0%       (0.2%)
Cost of sales, buying and occupancy                                29,658       28,111      26,319      25,152      24,390
Selling, general and administrative expenses                        7,415        6,514       6,245       6,136       6,274
Interest expense, net                                                 287          280         293         363         453
Continuing income (loss) before income taxes                         (332)       1,020         798         418         330
Net income (loss) from continuing operations(3)                      (244)         633         518         249         231
Net income (loss)                                                    (244)         403         518         249        (220)

Per Common Share
Basic continuing income (loss)                                   $  (0.48)    $   1.29    $   1.05    $   0.51    $   0.48
Diluted continuing income (loss)(4)                              $  (0.48)    $   1.22    $   1.01    $   0.51    $   0.48
Book value                                                       $  12.50     $  13.10    $  12.12    $  11.15    $  10.51

Financial Data
Working capital                                                  $  3,825     $  4,084    $  4,139    $  4,202    $  4,131
Total assets                                                       14,630       15,104      14,166      13,558      14,286
Long-term debt                                                      2,084        1,759       1,538       1,725       2,121
Long-term capital lease obligations                                   943        1,014       1,091       1,179       1,478
Trust convertible preferred securities                                887          986         984         981         980
Capital expenditures                                                1,087        1,277         981         678         343
Depreciation and amortization                                         777          770         671         660         654
Current ratio                                                         2.0          2.0         2.1         2.3         2.1
Long-term debt to capitalization                                     31.3%        28.6%       28.6%       32.4%       37.2%
Ratio of income from continuing operations to fixed charges(5)       --            2.5         2.1         1.5         1.4

Basic weighted average shares outstanding (millions)                  483          492         492         487         484
Diluted weighted average shares outstanding (millions)(4)             483          562         565         492         486

Number of Stores
United States                                                       2,105        2,171       2,161       2,136       2,134
International and other                                              --           --          --          --           127
                                                                 --------     --------    --------    --------    --------
Total Stores                                                        2,105        2,171       2,161       2,136       2,261

U.S. Kmart store sales per comparable selling square foot        $    236     $    233    $    222    $    211    $    201
U.S. Kmart selling square footage (millions)                          153          155         154         151         156
----------------------------------------------------------------------------------------------------------------------------

(1) Kmart Corporation and subsidiaries ("Kmart," "We" or "Our") fiscal year ends on the last Wednesday in January. Fiscal 2000 consisted of 53 weeks.

(2) Comparable store sales for 2000 are based on the 52 week period ended January 24, 2001.

(3) Net income from continuing operations in 2000 includes non-recurring charges related to strategic initiatives of $728 ($463 net of tax). Net income from continuing operations in 1999 includes a one-time, non-cash earnings reduction of $11 ($7 net of tax) to reflect the cumulative effect of a change in accounting method for layaway sales. Net income from continuing operations in 1998 and 1997 includes non-recurring charges related to Voluntary Early Retirement Programs of $19 ($13 net of tax) and $114 ($81 net of tax), respectively.

(4) Consistent with the requirements of Statement of Financial Accounting Standards No. 128, preferred securities were not included in the calculation of diluted earnings per share for 2000, 1997 and 1996 due to their anti-dilutive effect.

(5) Fixed charges represent total interest charges, a portion of operating rentals representative of the interest factor, amortization of debt discount and expense and preferred dividends of majority owned subsidiaries. Due to Kmart's loss from continuing operations for the fiscal year ended January 31, 2001, the ratio of coverage was less than 1:1. Excluding the $728 pre-tax charge for strategic initiatives, the ratio of earnings from continuing operations to fixed charges was 1.5 for the fiscal year ended January 31, 2001.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

       The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto presented under
       Item 8 of this Form 10-K.

Management's Discussion and Analysis
of Results of Operations and Financial Condition

(Dollars in millions, except per share data)

RESULTS OF OPERATIONS

                              2000         1999        1998
--------------------------------------------------------------------
Sales                      $ 37,028     $ 35,925    $ 33,674
                           ========     ========    ========

Operating Income (Loss)    $    (45)    $  1,300    $  1,110
                           ========     ========    ========

Comparable Sales %              1.1%         4.8%        4.8%

Operating income (loss) excludes the voluntary early retirement charges in 1998 totaling $19, on a pre-tax basis.

FISCAL 2000 COMPARED TO FISCAL 1999

     Fiscal 2000, which ended on January 31, 2001, included 53 weeks, while fiscal 1999 and 1998, which ended on January 26, 2000 and January 27, 1999, respectively, included 52 weeks.
     Sales and comparable store sales for 2000 increased 3.1% and 1.1%, respectively. The increase in comparable store sales reflects the completion of our discount store conversion initiative in 2000 and evidences our progress on our three strategic imperatives: world-class execution, our customer-centric culture and differentiated market position. In addition, total sales increased due to the net effect of store openings and closings, and to an additional week of sales in 2000 due to the 53 week fiscal year.
     Gross margin, as a percentage of sales, was 19.9% in 2000 and 21.8% in 1999. The decline was partially due to the effect of the strategic actions charge in 2000. Excluding the one-time charge, gross margin, as a percentage of sales, was 20.9% in 2000. In addition, the gross margin rate was negatively affected by a shift to clearance sales and promotional sales from regular sales, by growth in lower margin food and consumables sales categories, and to incremental expenses for the distribution of these grocery and consumable goods.
     Selling, general and administrative expenses ("SG&A"), which includes advertising, was 20.0% of sales in 2000 versus 18.2% in 1999. The increase was partially due to the effect of the strategic actions charge in 2000. Excluding the one-time charge, SG&A, as a percentage of sales, was 19.1% in 2000. The increase is primarily attributable to normal wage increases, an investment made in store labor in support of our customer-centric culture, severance costs associated with initiatives to build a world-class team and to Kmart's share of operating losses at its BlueLight.com subsidiary.
     Operating loss was $45 for 2000 compared to operating income of $1,300 for 1999. The significant decline is due to the 2000 strategic actions charge, a lower gross margin rate and higher SG&A expenses.
     Net interest expense was $287 and $280 in 2000 and 1999, respectively. The increase primarily relates to additional borrowings under our credit facilities and lower investment income.
     Effective income tax rate was (40.4%) and 33.0% in 2000 and 1999, respectively. See Note 12 of the Notes to Consolidated Financial Statements.

FISCAL 1999 COMPARED TO FISCAL 1998
     Sales and comparable store sales for 1999 increased 6.6% and 4.8%, respectively, improving sales per square foot to $233 in 1999. The increased productivity is attributed to the continued successful rollout of the Big Kmart format into 587 additional locations during the year for a cumulative total of 1,860 locations or nearly 90% of the chain. In addition, the increased productivity was driven by increased promotional activity, continued execution of our competitive pricing strategy and expansion of our exclusive brands such as Thom McAnn, Route 66, Sesame Street and Martha Stewart Everyday home, baby and garden products.
     Gross margin, as a percentage of sales, was 21.8% in both 1999 and 1998. The impact of our competitive pricing strategy and growth in lower margin sales categories, such as consumables, was offset by improved margins resulting from increased import and private label goods.
     Selling, general and administrative expenses, which includes advertising, declined for the fifth consecutive year as a percentage of sales improving to 18.2% in 1999 from 18.5% in 1998. This was the fourth consecutive year that SG&A as a percentage of sales was below 20%. The 0.3 percentage point reduction compared to 1998 was the result of the increased leverage from additional sales volume and the decrease in Year 2000 compliance expenses versus 1998, offset by the net addition of new stores.
     Operating income increased $190 in 1999 compared to 1998, excluding the 1998 charge for Voluntary Early Retirement Programs. This increase was the direct result of the 6.6% increase in sales over 1998 partially offset by the increase in SG&A expenses versus 1998.
     A Voluntary Early Retirement Program offered to certain hourly associates during the second quarter of 1998 resulted in a charge of $19 based on actual acceptance.
     Net interest expense was $280 and $293 in 1999 and 1998, respectively. The reduction in net interest expense was primarily due to lower outstanding debt balances in capitalized lease obligations, medium "-" term notes and mortgages resulting from normal pay-down activity partially offset by an increase in interest associated with revolving credit borrowings.
     Effective income tax rate was 33.0% and 28.8% in 1999 and 1998, respectively. See Note 12 of the Notes to Consolidated Financial Statements.
     Discontinued operations relate to Hechinger Company ("Hechinger"), which had previously acquired substantially all of the operating assets of Builders Square, Inc. On June 11, 1999, Hechinger filed for Chapter 11 bankruptcy protection. As a result, Kmart recorded a non-cash charge of $354, $230 after tax, which reflected our best estimate of the impact of Hechinger's default on lease obligations for up to 117 former Builders Square locations, which are guaranteed by Kmart.

Management's Discussion and Analysis
of Results of Operations and Financial Condition (cont.)

(Dollars in millions, except per share data)

ANALYSIS OF FINANCIAL CONDITION

     Our primary sources of working capital are cash flows from operations and borrowings under our credit facilities. We had working capital of $3,825 and $4,084 at year end 2000 and 1999, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable, and the level of store openings and closings.
     Net cash provided by operating activities was $1,039 in 2000 versus $1,004 in 1999. Improvements in working capital management offset our reduced earnings.
     Net cash used for investing activities was $1,142 in 2000 compared to $1,363 in 1999. Cash used for investing in 2000 was the result of $1,087 in capital expenditures primarily related to information technology projects and new stores, as well as a $55 investment in BlueLight.com. Cash used for investing in 1999 was the result of $1,277 in capital expenditures and $86 for lease acquisitions.
     Net cash provided by financing activities was $160 in 2000 compared to net cash used for financing of $7 in 1999. Cash provided by financing during 2000 was the result of proceeds from the issuance of new debt of $397, partially offset by the repurchase of common shares and convertible preferred securities, and payments on long-term debt and capital lease obligations. Cash used for financing during 1999 was the result of repurchases of common stock of $200 under our stock repurchase program, payments on long-term debt and capital lease obligations offset by the proceeds from the issuance of long-term debt and common shares.
     On December 4, 2000, the 364-day $600 revolving credit facility of our existing Revolving Credit Agreement ("Revolver") was rolled over into a new 364-day $465 revolving credit facility. The pricing and covenants under this facility were unchanged.
     On January 30, 2001, we sold in an underwritten offering $400 of 9.375% Notes due February 1, 2006 ("Notes"). Interest is payable semiannually on February 1 and August 1. We expect to use the net proceeds from the Notes for working capital and other general purposes.
     Management believes that its current financing arrangements will be sufficient to meet our liquidity needs for operations and capital demands.

NEW STORE ACTIVITY

     We ended the year with a decrease in our number of stores. We ended 2000 with 2,105 U.S. Kmart stores versus 2,171 in 1999. During 2000, we opened 17 stores (16 Kmart stores and 1 Kmart Supercenter) and closed 83 stores (77 Kmart stores and 6 Kmart Supercenters).
     We expect to open 15 to 20 Kmart stores and 5 Kmart Supercenters during 2001. Capital expenditures relating to these projects will be funded through operating cash flows.

OTHER MATTERS

Implementation of Strategic Actions

     During the second quarter, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart and Kmart Supercenter stores, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these actions, we recorded a pre-tax charge of $740 during the second quarter of 2000. During the third quarter, the charge was reduced by $12 (pre-tax) due to revising the number of scheduled store closings from 72 to 69, thus reducing the reserve for the closed stores from $300 to $288.
     The impact of the charge for strategic actions on our statement of operations and effective tax rate for the fifty-three week period ended January 31, 2001 is summarized in the following table:

                                                 Charge     Excluding
                                      2000         for      Charge for
                                       As       Strategic   Strategic
                                    Reported     Actions     Actions
--------------------------------------------------------------------------
Sales                              $ 37,028     $   --       $ 37,028

Cost of sales,
 buying and occupancy                29,658         (365)      29,293
                                   --------     --------     --------
Gross margin                          7,370          365        7,735
Selling, general and
  administrative expense              7,415         (363)       7,052
                                   --------     --------     --------
Income (loss) before interest,
  income taxes and dividends
  on convertible preferred
  securities of subsidiary trust        (45)         728          683
Interest expense - net                  287         --            287
Income taxes                           (134)         265          131
Preferred dividends of
  subsidiary, net of income
  taxes                                  46         --             46
                                   --------     --------     --------
Net income (loss)                  $   (244)    $    463     $    219
                                   ========     ========     ========
Effective income tax rate             (40.4%)       36.4%        33.0%

Basic and diluted earnings
  (loss) per share                 $  (0.48)    $   0.95     $   0.47
                                   ========     ========     ========

Investment in BlueLight.com
     In December 1999, BlueLight.com was formed as an independent e-commerce company, based in San Francisco, by a group of investors led by Kmart (59% ownership interest), SOFTBANK Venture Capital (18.5%), BlueLight.com management and employees (15%) and others, including Martha Stewart Living Omnimedia and Yahoo!. BlueLight.com provides easy-to-use Internet service to over 6 million subscribers and offers Kmart products for direct on-line sale. During the third quarter of 2000, we increased our investment in BlueLight.com by $55, increasing our ownership interest to 60%.

Management's Discussion and Analysis
of Results of Operations and Financial Condition (cont.)

(Dollars in millions, except per share data)

Share Repurchase Programs
     On May 18, 1999, our Board of Directors approved a common stock repurchase program to acquire up to $1 billion of Kmart's common shares over a period of up to three years. During fiscal year 2000, we repurchased approximately 5 million shares of our common stock at a cost of approximately $55 pursuant to the exercise of previously outstanding put options. There were no outstanding put options remaining as of January 31, 2001.
     In February 2000, we extended our existing stock repurchase program to include up to $200 of trust convertible preferred securities. Through fiscal year 2000, we repurchased approximately 2 million shares of convertible preferred securities at a cost of approximately $84. For purposes of computing earnings per share, the discount on the repurchase, net of tax, was added to net income to arrive at income available to common shareholders.

Food & Consumable Products Distribution Contract
     In February 2001, we reached an agreement with Fleming Companies, Inc. to supply substantially all of our food and consumable products for all current and future Kmart and Kmart Supercenter stores. Fleming will begin supplying merchandise under the new agreement in early 2001. We do not anticipate that there will be a material impact on our results of operations in 2001.

Lease Guarantees
     We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc. and The Sports Authority, Inc. The present value of the lease obligations we have guaranteed is approximately $373. The possibility of Kmart having to honor our contingent obligations is dependent upon the future operating results of the former subsidiaries.

The Sports Authority
     For its third quarter ended October 28, 2000, The Sports Authority (TSA) reported an increase in same store sales of 5.0% and operating income of $0.4, as compared to an operating loss of $14 for the third quarter of 1999. For the nine months ended October 28, 2000, TSA reported an increase in same store sales of 2.5% and operating income of $9, as compared to an operating loss of $11 for the same period in 1999.
     Kmart's rights and obligations with respect to our guarantee of TSA leases are governed by a Lease Guaranty, Indemnification and Reimbursement Agreement dated as of November 23, 1994, as may be amended from time to time.

OfficeMax
     For its fiscal fourth quarter 2000 ended January 27, 2001, OfficeMax reported a decrease in comparable store sales of 6.0% and an operating loss of $132, as compared to operating income of $42 for fourth quarter of 1999. For its year ended January 27, 2001, OfficeMax reported a decrease in comparable store sales of 1.0% and an operating loss of $194, as compared to operating income of $32 for fiscal 1999.
     During the fourth quarter, OfficeMax announced plans to close 50 stores and recorded a $110 pre-tax charge for store closings, lease dispositions and fixed asset impairments, along with an $8 pre-tax charge for inventory liquidations in the stores that are closing. In addition, on December 1, 2000, OfficeMax replaced its existing $400 revolving credit facility with a new $700 revolving credit agreement.
     Kmart's rights and obligations with respect to our guarantee of OfficeMax leases are governed by a Lease Guaranty, Indemnification and Reimbursement Agreement dated as of November 9, 1994, as may be amended from time to time.

New Accounting Pronouncements
     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new standard requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for various types of hedges. In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133," which postponed the effective date of SFAS 133 for one year. SFAS 133 will become effective for Kmart on February 1, 2001. Since we currently do not engage in these types of transactions, there will not be an impact to our financial statements upon the adoption of SFAS 133.

Penske
     In November 1995, we sold our auto service center business to a new corporation controlled by Penske Corporation ("Penske"). In connection with the sale, Kmart and Penske entered into a multi-year master sub-lease agreement for the auto service center locations that are operated by Penske as Penske Auto Centers.
     To strengthen the auto center operation, Kmart and Penske entered into an agreement in January 2000 to restructure and recapitalize the Penske Auto Center business. As part of the recapitalization, we received a 22 percent interest in a limited liability company that now owns and operates the Penske Auto Centers. We account for our investment in Penske Auto Centers LLC under the equity method and we have recorded no initial investment.

Other
     There are various claims, lawsuits and pending actions against Kmart incident to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial position, or results of operations.

Cautionary Statement Regarding Forward-looking Information

     Statements, other than those based on historical facts, including the Year 2000 statements, which address activities, events, or developments that Kmart expects or anticipates may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of our customers, changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and other factors affecting business beyond the Kmart control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated by us will be realized or that they will have the expected effects on our business or operations.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

          Not applicable.

Item 8.   Financial Statements and Supplementary Data

Consolidated Statements of Operations

(Dollars in millions, except per share data)

YEARS ENDED JANUARY 31, 2001, JANUARY 26, 2000 AND JANUARY 27, 1999        2000        1999        1998
---------------------------------------------------------------------------------------------------------
Sales                                                                  $ 37,028    $ 35,925    $ 33,674
Cost of sales, buying and occupancy                                      29,658      28,111      26,319
                                                                       --------    --------    --------
Gross margin                                                              7,370       7,814       7,355
Selling, general and administrative expenses                              7,415       6,514       6,245
Voluntary early retirement programs                                          --          --          19
                                                                       --------    --------    --------
Continuing income (loss) before interest, income taxes and dividends
 on convertible preferred securities of subsidiary trust                    (45)      1,300       1,091
Interest expense, net                                                       287         280         293
Income tax provision (benefit)                                             (134)        337         230
Dividends on convertible preferred securities of subsidiary trust,
 net of income taxes of $25, $27 and $27, respectively                       46          50          50
                                                                       --------    --------    --------
Net income (loss) from continuing operations                               (244)        633         518
Discontinued operations, net of income taxes of $(124)                       --        (230)         --
                                                                       --------    --------    --------
Net income (loss)                                                      $   (244)   $    403    $    518
                                                                       ========    ========    ========
Basic earnings (loss) per common share
Net income (loss) from continuing operations                           $  (0.48)   $   1.29    $   1.05
Discontinued operations                                                      --       (0.47)         --
                                                                       --------    --------    --------
Net income (loss)                                                      $  (0.48)   $   0.82    $   1.05
                                                                       ========    ========    ========
Diluted earnings (loss) per common share
Net income (loss) from continuing operations                           $  (0.48)   $   1.22    $   1.01
Discontinued operations                                                      --       (0.41)         --
                                                                       --------    --------    --------
Net income (loss)                                                      $  (0.48)   $   0.81    $   1.01
                                                                       ========    ========    ========

Basic weighted average shares (millions)                                  482.8       491.7       492.1
Diluted weighted average shares (millions)                                482.8       561.7       564.9

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

(Dollars in millions)


AS OF JANUARY 31, 2001 AND JANUARY 26, 2000                                            2000          1999
------------------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                                           $   401       $   344
Merchandise inventories                                                               6,412         7,101
Other current assets                                                                    811           715
                                                                                    -------       -------
Total current assets                                                                  7,624         8,160

Property and equipment, net                                                           6,557         6,410
Other assets and deferred charges                                                       449           534
                                                                                    -------       -------
Total Assets                                                                        $14,630       $15,104
                                                                                    =======       =======
Current Liabilities
Long-term debt due within one year                                                  $    68       $    66
Trade accounts payable                                                                2,288         2,204
Accrued payroll and other liabilities                                                 1,256         1,574
Taxes other than income taxes                                                           187           232
                                                                                    -------       -------
Total current liabilities                                                             3,799         4,076

Long-term debt and notes payable                                                      2,084         1,759
Capital lease obligations                                                               943         1,014
Other long-term liabilities                                                             834           965
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7-3/4% convertible junior subordinated
 debentures of Kmart (redemption value of $898 and $1,000, respectively)                887           986
Common stock, $1 par value, 1,500,000,000 shares authorized;
 486,509,736 and 481,383,569 shares issued, respectively                                487           481
Capital in excess of par value                                                        1,578         1,555
Retained earnings                                                                     4,018         4,268
                                                                                    -------       -------
Total Liabilities and Shareholders' Equity                                          $14,630       $15,104
                                                                                    =======       =======

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Dollars in millions)

YEARS ENDED JANUARY 31, 2001, JANUARY 26, 2000 AND JANUARY 27, 1999     2000             1999             1998
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income (loss) from continuing operations                        $  (244)         $   633          $   518
 Adjustments to reconcile net income (loss) from continuing
    operations to net cash provided by operating activities:
      One-time charge for strategic actions                              728               --               --
      Depreciation and amortization                                      777              770              671
      Equity loss in BlueLight.com                                        64               --               --
      Decrease (increase) in inventories                                 324             (565)            (169)
      Increase in trade accounts payable                                  84              157              124
      Increase in accounts receivable                                   (103)             (62)             (76)
      Deferred income taxes and taxes payable                           (204)             258              308
      Decrease in other long-term liabilities                           (113)            (116)             (64)
      Changes in other assets and liabilities                            (57)              92               60
      Cash used for store closings and other charges                    (102)             (80)             (94)
      Voluntary early retirement programs                                 --               --               19
                                                                     -------          -------          -------
 Net cash provided by continuing operations                            1,154            1,087            1,297
 Net cash used for discontinued operations                              (115)             (83)             (60)
                                                                     -------          -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,039            1,004            1,237
                                                                     -------          -------          -------

Cash Flows From Investing Activities
 Capital expenditures                                                 (1,087)          (1,277)            (981)
 Investment in BlueLight.com                                             (55)              --               --
 Acquisition of Caldor leases                                             --              (86)              --
 Proceeds from divestitures                                               --               --               87
 Decrease in property held for sale or financing and other                --               --               99
                                                                     -------          -------          -------
NET CASH USED FOR INVESTING ACTIVITIES                                (1,142)          (1,363)            (795)
                                                                     -------          -------          -------

Cash Flows From Financing Activities
 Proceeds from issuance of debt                                          397              297               --
 Issuance of common shares                                                53               63               76
 Purchase of convertible preferred securities                            (84)              --               --
 Purchase of common shares                                               (55)            (200)             (30)
 Payments on debt                                                        (73)             (90)            (188)
 Payments on capital lease obligations                                   (78)             (77)             (88)
                                                                     -------          -------          -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                     160               (7)            (230)
                                                                     -------          -------          -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   57             (366)             212
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             344              710              498
                                                                     -------          -------          -------
Cash and cash equivalents, end of year                               $   401          $   344          $   710
                                                                     =======          =======          =======

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity

(Dollars in millions)

                                                                         Capital                          Accumulated
                                                                        In Excess                            Other
                                                        Common           of Par          Retained        Comprehensive
                                                        Stock             Value          Earnings           Income
------------------------------------------------------------------------------------------------------------------------
Balance at January 28, 1998                            $   489          $ 1,605          $ 3,363          $   (23)

Net income for the year                                     --               --              518               --
Shares issued to employee benefit plans                      2               (9)              --               --
Repurchased shares                                          (2)              --               --               --
Shares issued for stock option plans                         4               73               --               --
Additional minimum pension liability                        --               --               --              (37)
Other                                                       --               (2)              (2)              --
                                                       -------          -------          -------          -------
Balance at January 27, 1999                                493            1,667            3,879              (60)

Net income for the year                                     --               --              403               --
Shares issued to employee benefit plans                      3               40               --               --
Repurchased shares                                         (17)            (174)              --               --
Shares issued for stock option plans                         2               18               --               --
Reduction of minimum pension liability                      --               --               --               47
Other                                                       --                4               (1)              --
                                                       -------          -------          -------          -------
Balance at January 26, 2000                                481            1,555            4,281              (13)

Net loss for the year                                       --               --             (244)              --
Shares issued to employee benefit plans                     11               59               --               --
Repurchased shares                                          (5)             (50)              --               --
Discount on redemption of preferred securities              --               13               (3)              --
Shares issued for stock option plans                        --                1               --               --
Other                                                       --               --               (3)              --
                                                       -------          -------          -------          -------
Balance at January 31, 2001                            $   487          $ 1,578          $ 4,031          $   (13)
                                                       =======          =======          =======          =======

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollars in millions, except per share data)

1)  Summary of Significant Accounting Policies

     Nature of Operations: Kmart Corporation together with its subsidiaries ("Kmart," "We" or "Our") operates discount department stores located in all 50 states, Puerto Rico, the U.S. Virgin Islands, and Guam. Kmart's equity investments consist of our 60% interest in BlueLight.com, our 49% interest in substantially all of the Meldisco subsidiaries of Footstar, Inc. ("FTS"), which operate the footwear departments in Kmart stores and our 22% interest in Penske Auto Centers LLC.
     Basis of Consolidation: The Consolidated Financial Statements include all majority-owned subsidiaries in which we exercise control. Investments in which we exercise significant influence, but which we do not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.
     Fiscal Year: Our fiscal year ends on the last Wednesday in January. Fiscal year 2000 consisted of 53 weeks and ended on January 31, 2001. Fiscal years 1999 and 1998 each consisted of 52 weeks and ended on January 26, 2000 and January 27, 1999, respectively.
     Cash: Cash and cash equivalents include all highly liquid investments with maturities of three months or less. Included are temporary investments of $71 and $50, at year end 2000 and 1999, respectively.
     Merchandise Inventories: Inventories are stated at the lower of cost or market, primarily using the retail method. The last-in, first-out (LIFO) method, utilizing internal inflation indices, was used to determine the cost for $6,104, $6,690 and $6,148 of inventory as of fiscal year end 2000, 1999 and 1998, respectively. Inventories valued on LIFO were $194, $202 and $249 lower than amounts that would have been reported using the first in, first out (FIFO) method at fiscal year end 2000, 1999 and 1998, respectively. We recorded a LIFO credit of $8, $47 and $50 for the fiscal years ended 2000, 1999 and 1998, respectively.
     Property and Equipment: Property and equipment are recorded at cost, less any impairment losses. Capitalized amounts include expenditures which materially extend the useful lives of existing facilities and equipment. Expenditures for owned properties, which we intend to sell and lease back within one year, are included in other current assets, and those with expected transaction dates extending beyond one year are included in other assets and deferred charges.
     Capitalized Software Costs: Costs associated with the acquisition or development of software for internal use are capitalized and amortized using the straight-line method over the expected useful life of the software, which ranges from 3 to 7 years.
     Depreciation and Amortization: Depreciation and amortization, including amortization of property held under capital leases, are computed based upon the estimated useful lives of the respective assets using the straight-line method for financial statement purposes and accelerated methods for tax purposes. The general range of lives are 25 to 50 years for buildings, 5 to 25 years for leasehold improvements, 3 to 17 years for furniture and fixtures and 3 to 5 years for computer systems and equipment.
     Financial Instruments: Cash and cash equivalents, trade accounts payable and accrued liabilities are reflected in our financial statements at cost, which approximates fair value. The fair value of our debt and other financial instruments are discussed in Notes 8 and 11.
     Derivative Instruments and Hedging Activities: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The new standard requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for various types of hedges. In July 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date FASB Statement No. 133," which postponed the effective date of SFAS 133 for one year. SFAS 133 will become effective for Kmart on February 1, 2001. Since we currently do not engage in these types of transactions, there will not be an impact to our financial statements upon the adoption of SFAS 133.
     Revenue Recognition: We recognize revenue from the sale of merchandise at the time the merchandise is sold, net of anticipated returns. We defer the recognition of layaway sales and profit until the period the merchandise is delivered to the customer. Our deferred revenue is recorded in Accrued payroll and other liabilities in the consolidated balance sheets. In 1998, sales and profits were recognized at the time the customer put the merchandise into layaway, net of a reserve for anticipated returns. We recorded a one-time, non-cash after-tax earnings reduction of $7, or $0.01 per share, in the fourth quarter of 1999 to reflect the cumulative effect of the accounting change.
     Pre-Opening and Closing Costs: We expense pre-opening costs in the period in which they occur. Prior to fiscal 1999, costs associated with the opening of a new store were expensed during the first full month of operations. When the decision to close a retail unit is made, any future net lease obligation and non-recoverable investment in fixed assets directly related to discontinuance of operations are expensed.
     Advertising Costs: Advertising costs, net of co-op recoveries from vendors, are expensed the first time the advertising occurs and amounted to $508, $453 and $443 in 2000, 1999 and 1998, respectively. These costs are included in SG&A in the consolidated statements of operations.
     Income Taxes: Deferred income taxes are provided for temporary differences between financial statement and taxable income. We accrue U.S. and foreign taxes payable on our pro rata share of the earnings of subsidiaries, except with respect to earnings that are intended to be permanently reinvested, or are expected to be distributed free of additional tax by operation of relevant statutes currently in effect and by utilization of available tax credits and deductions.
     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(Dollars in millions, except per share data)

     Reclassifications: Certain reclassifications of prior year amounts have been made to conform to the 2000 presentation.

2) Implementation of Strategic Actions
     During the second quarter, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart and Kmart Supercenter stores, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these initiatives, we recorded a pre-tax charge totaling $740. During the third quarter, this charge was reduced by $12 (pre-tax) due to revising the number of scheduled store closings from 72 to 69, thus reducing the reserve for closed stores from $300 to $288.
     The following table summarizes the significant components of the charge for strategic actions taken during the second quarter and presentation in the statements of operations for the 53 week period ended January 31, 2001:

                             Cost of
                              sales,
                            buying and
                            occupancy        SG&A        Total
-----------------------------------------------------------------------
Store closings:
 Lease obligations and
  maintenance                  $ --         $191         $191
 Asset impairments               --           97           97
 Inventory write-down            75           --           75
Inventory reduction             290           --          290
Information technology           --           60           60
Contractual employment
  obligations                    --           15           15
                               ----         ----         ----
Total                          $365         $363         $728
                               ====         ====         ====

     At January 31, 2001, the lease obligations and maintenance reserve was $177 and there were no contractual employment obligations remaining.

3) Discontinued Operations and Dispositions
     Discontinued operations relate to Builders Square, Inc. ("Builders
Square").
     On June 11, 1999, Hechinger Company ("Hechinger"), which had previously acquired substantially all of the operating assets of Builders Square, filed for Chapter 11 bankruptcy protection. In the second quarter of 1999, we recorded a non-cash charge of $354 ($230 after tax) which reflected our best estimate of the impact of Hechinger's default on lease obligations for up to 117 former Builders Square locations which are guaranteed by Kmart. The non-cash charge did not reflect an amount, if any, which we may ultimately recover on account of any claims previously filed by Kmart or an amount, if any, which may be sought by others against Kmart. During fiscal 2000, we had new lease agreements for 28 locations leaving approximately 45 vacant locations to be remarketed. We continue our aggressive remarketing efforts for these vacant stores.

4) Property and Equipment

                                                Year End
                                       ----------------------------
                                          2000              1999
-------------------------------------------------------------------
Land                                  $    389          $    374
Buildings                                1,064             1,008
Leasehold improvements                   2,644             2,502
Furniture and fixtures                   5,730             5,509
Construction in progress                   245               123
                                      --------          --------
                                        10,072             9,516
Property under capital leases            1,870             2,038
                                      --------          --------
                                        11,942            11,554
Less:
Accumulated depreciation
 and amortization                       (4,289)           (3,977)
Accumulated depreciation-
 capital leases                         (1,096)           (1,167)
                                      --------          --------
Total                                 $  6,557          $  6,410
                                      ========          ========


The following table provides a breakdown of the number of stores leased compared to owned:

                                                 Year End
                                              -------------
                                               2000   1999
---------------------------------------------------------------------
Number of U.S.Kmart Stores Owned                121    120
Number of U.S.Kmart Stores Leased             1,984  2,051

5) Investments in Affiliated Retail Companies

Meldisco
     All Kmart footwear departments are operated under license agreements with the Meldisco subsidiaries of FTS, substantially all of which are 49% owned by Kmart and 51% owned by FTS. Income earned under various agreements was $270, $245 and $225 in 2000, 1999 and 1998, respectively. We received dividends from Meldisco in 2000, 1999 and 1998 of $44, $38 and $36, respectively.

                                             Fiscal Year
                                ---------------------------------------
Meldisco Information              2000           1999           1998
-----------------------------------------------------------------------
Net sales                       $1,291         $1,212         $1,139
Gross profit                       592            544            499
Net income                         105             91             78

Inventory                       $  118         $  138         $  147
Other current assets               101             63             22
                                ------         ------         ------
Total assets                       219            201            169
Current liabilities                 50             47             29
                                ------         ------         ------
Net assets                      $  169         $  154         $  140
                                ======         ======         ======
Kmart's share of Equity         $   82         $   74         $   68
                                ======         ======         ======

Unremitted earnings included in consolidated retained earnings were $51, $44 and $38 at year end 2000, 1999 and 1998, respectively.

BlueLight.com
     In December 1999, BlueLight.com was formed as an independent e-commerce company, based in San Francisco, by a group of investors led by Kmart (59% ownership interest), SOFTBANK Venture Capital (18.5%), BlueLight.com management and employees (15%) and others, including Martha Stewart Living Omnimedia and Yahoo!.

(Dollars in millions, except per share data)

     For its capital, BlueLight.com issued $62.5 of Series A Preferred shares for cash to SOFTBANK and other investors. We issued return of capital puts relating to the initial cash paid for the Series A Preferred stock. The puts are payable in cash, expire in December 2002, and are exercisable in the nine month period prior to expiration. We did not make an initial cash investment in BlueLight.com.
    We also issued 4.4 million warrants for Kmart common stock to SOFTBANK and other investors. The warrants have a strike price of $14.32, expire in December 2002, and are exercisable at any time prior to expiration provided that SOFTBANK has cancelled Kmart's return of capital puts.
     In fiscal year 2000, BlueLight.com issued $80 of series B Preferred shares to Kmart and SOFTBANK. We increased our investment in BlueLight.com by $55 and our ownership interest to 60%.
     We account for our investment in BlueLight.com under the equity method, as we do not have the ability to exercise unilateral control. Our portion of BlueLight.com's loss for fiscal year 2000 was $64. Our portion of BlueLight.com's 1999 loss was insignificant.

6)  Other Commitments and Contingencies

     We have outstanding guarantees for property leased by certain former subsidiaries as follows:

                          Present Value         Gross
                             at 7%              Lease
                          -------------   -----------------------
                             2000         2000         1999
-----------------------------------------------------------------
The Sports Authority         $201         $341         $369
Borders Group                  96          163          176
OfficeMax                      76          111          141
                             ----         ----         ----
Total                        $373         $615         $686
                             ====         ====         ====

     The possibility of Kmart having to honor our contingent obligations is largely dependent upon the future operations of the former subsidiaries. Should a reserve be required, it would be recorded at the time the obligation was determined to be probable.
     Our rights and obligations with respect to our guarantee of TSA and OfficeMax leases are governed by Lease Guaranty, Indemnification and Reimbursement Agreements dated as of November 23, 1994 and November 9, 1994, respectively, as may be amended from time to time.

Other

     As of January 31, 2001, we had guaranteed $103 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. These agreements expire from 2004 through 2009.
     There are various claims, lawsuits and pending actions against Kmart incident to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial position or results of operations.

7)  Liabilities
     Accrued payroll and other liabilities and Other long-term liabilities included in the balance sheets consist of the following:



                                                 Year End
                          -----------------------------------------------------
                                   2000                          1999
                          -----------------------       -----------------------
                          Current       Long-Term       Current       Long-Term
-------------------------------------------------------------------------------
Closed store
 reserves                 $  236         $  566         $  181         $  587
Accrued payroll
 and related                 265             --            337             --
Deferred income
 taxes                       197             --            233             --
Income taxes
 payable                      73             --            249             --
Other liabilities            485            268            574            378
                          ------         ------         ------         ------
Total                     $1,256         $  834         $1,574         $  965
                          ======         ======         ======         ======

8)  Long-Term Debt and Notes Payable

                                                       Year End
                   Fiscal Year     Interest     --------------------
Type                Maturity        Rates         2000         1999
--------------------------------------------------------------------
Debentures         2005-2023    7.8%-12.5%      $1,567       $1,166
Medium-term
 notes             2000-2020       7%-9%           316          371
CMBS                  2002       Floating          269          288
                                                ------       ------
Total                                            2,152        1,825
Current portion                                    (68)         (66)
                                                ======       ======
Long-term debt                                  $2,084       $1,759
                                                ======       ======

     On January 30, 2001, we sold in an underwritten offering $400 of 9.375% Notes due February 1, 2006 ("Notes"). Interest is payable semi-annually on February 1 and August 1. We expect to use the proceeds from the Notes for working capital and other general corporate purposes.
     The Commercial Mortgage Pass Through Certificates ("CMBS") mortgage loan is subject to monthly payments of interest and principal, according to a schedule which amortizes the initial outstanding principal amount of $335 over approximately 15 years with a balloon payment of approximately $253 on the scheduled maturity date in February 2002. The CMBS weighted average interest rate is 1 month LIBOR plus 47 basis points.
     On December 8, 1999, we sold in an underwritten offering $300 of 8 3/8% Notes due December 1, 2004 ("Notes"). Interest is payable semiannually on June 1 and December 1.
     At January 31, 2001, we have a $1.1 billion credit facility ("Credit Facility") and a $465 credit facility ("364-day Facility") due in December 2002 and 2001, respectively. The Credit Facility has pricing determined based on our interest coverage ratio which was a commitment fee of 30 basis points and interest rate of LIBOR plus 125 basis points at January 31, 2001. The 364-day Facility has a commitment fee of 20 basis points and interest rate of LIBOR plus 100 basis points.
     On January 12, 2001, we renewed our agreement for a revolving line of credit of up to $41 with a consortium of minority-owned banks. The consortium is currently comprised

(Dollars in millions, except per share data)

of 18 banks in 14 states, Puerto Rico and the District of Columbia, for a renewed commitment of $35. Additional minority-owned banks may join the consortium as desired, up to the $41 limit. This 364-day revolving credit facility has a commitment fee of 20 basis points and interest rate of LIBOR plus 100 basis points.
     The various facilities contain certain affirmative and negative covenants customary to these types of agreements. We are in compliance with all such covenants. As of January 31, 2001 and January 26, 2000, there were no outstanding amounts under any of these credit agreements.
     Based on the quoted market prices for the same or similar issues or on the current rates offered to Kmart for debt of the same remaining maturities, the fair value of long-term debt was approximately $2,016 and $1,752 at year end 2000 and 1999, respectively.
     The principal maturities of long-term debt for the five years subsequent to 2000 are: 2001-$68; 2002-$336; 2003- $50; 2004-$327; 2005-$110 and 2006 and
later-$1,261. Cash paid for interest was $285, $262 and $278 in 2000, 1999 and 1998, respectively.

9) Leases
     We conduct operations primarily in leased facilities. Kmart store leases are generally for terms of 25 years with multiple five-year renewal options which allow us the option to extend the life of the lease up to 50 years beyond the initial noncancelable term.
     In certain Kmart leased facilities, selling space has been sublet to other retailers, including Olan Mills, Inc., Penske Auto Centers LLC, and the Meldisco subsidiaries of FTS.

                               Minimum Lease Commitments
                               -------------------------
As of January 31, 2001          Capital      Operating
--------------------------------------------------------
Fiscal Year:
 2001                           $  243        $   651
 2002                              234            639
 2003                              225            613
 2004                              209            586
 2005                              188            558
 Later years                     1,390          6,435
                                ------        -------
Total minimum lease payments     2,489          9,482
Less-minimum sublease income        --         (2,482)
                                ------        -------
Net minimum lease payments       2,489        $ 7,000
                                              =======
Less:
 Estimated executory costs        (685)
 Amount representing interest     (776)
                                ------
                                 1,028
Current                            (85)
                                ------
Long-term                       $  943
                                ======


Rent Expense                   2000           1999           1998
------------------------------------------------------------------
Minimum rentals               $ 773          $ 784          $ 711
Percentage rentals               46             41             40
Less-sublease rentals          (257)          (253)          (227)
                              -----          -----          -----
Total                         $ 562          $ 572          $ 524
                              =====          =====          =====

Penske
     In November 1995, Kmart sold our auto service center business to a new corporation controlled by Penske Corporation ("Penske"). In connection with the sale, Kmart and Penske entered into a multi-year master sublease agreement for the auto service center locations that are operated by Penske as Penske Auto Centers.
     To strengthen the auto center operation, Kmart and Penske entered into an agreement in January 2000 to restructure and recapitalize the Penske Auto Center business.

10) Share Repurchase Programs
     On May 18, 1999, our Board of Directors approved a common stock repurchase program to acquire up to $1 billion of Kmart's common shares over a period of up to three years. During fiscal 2000, we repurchased 5 million shares of common stock at a cost of approximately $55. In February 2000, we announced plans to extend our repurchase program to include up to $200 of our Preferred Securities.

11) Convertible Preferred Securities
     In June 1996, a trust sponsored and wholly owned by Kmart issued
20,000,000 shares of trust convertible preferred securities ("Preferred Securities"). The Preferred Securities accrue and pay cash distributions quarterly at a rate of 7-3/4% per annum. We have guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities.
     The Preferred Securities are convertible at the option of the holder at any time at the rate of 3.3333 shares of Kmart common stock for each Preferred Security, and are mandatorily redeemable upon the maturity of the Debentures on June 15, 2016, or to the extent of any earlier redemption of any Debentures by Kmart and were callable beginning June 15, 1999.
     During fiscal year 2000, we repurchased approximately 2 million shares of convertible preferred securities at a cost of approximately $84. For purposes of computing earnings per share ("EPS"), the discount on the repurchase, net of tax, was added to net income to arrive at income available to common shareholders. Based on the quoted market prices, the fair value of the Preferred Securities was approximately $714 and $844 as of fiscal year end 2000 and 1999, respectively.

(Dollars in millions, except per share data)

12)  Income Taxes

INCOME (LOSS) BEFORE
INCOME TAXES       2000            1999           1998
----------------------------------------------------------
U.S.             $ (369)         $  992         $  766
Foreign              37              28             32
                 -------         ------         ------
Total            $ (332)         $1,020         $  798
                 ======          ======         ======

INCOME TAX
PROVISION (CREDIT)        2000           1999          1998
-------------------------------------------------------------------
Current:
 Federal                 $(149)         $ 133         $  70
 State and local             2             17            21
 Foreign                    14             11            12
                         -----          -----         -----
                          (133)           161           103
                         -----          -----         -----
Deferred:
 Federal                    (5)           169           124
 State                       4              7             3
                         -----          -----         -----
Total                    $(134)         $ 337         $ 230
                         =====          =====         =====

EFFECTIVE TAX RATE
RECONCILIATION                        2000           1999           1998
------------------------------------------------------------------------------
Federal income tax rate              (35.0%)         35.0%          35.0%
State and local taxes,
 net of federal tax benefit            1.1            1.5            1.9
Tax credits                           (2.2)          (0.7)          (0.7)
Equity in net income
 of affiliated companies              (4.2)          (1.2)          (1.4)
Adjustments to prior
 year accruals                          --             --           (6.0)
Other                                 (0.1)          (1.6)            --
                                     -----           ----           ----
                                     (40.4%)         33.0%          28.8%
                                     =====           ====           ====

                                               YEAR END
DEFERRED TAX                            ---------------------------
ASSETS AND LIABILITIES                   2000           1999
-------------------------------------------------------------------
Deferred tax assets:
 Federal benefit for
    state and foreign taxes             $  45          $  44
 Discontinued operations                  196            239
 Accruals and other liabilities           118            176
 Capital leases                            81             86
 Store closings                            90             48
 Credit carryforwards                     172              3
 Other                                     23             11
                                        -----          -----
Total deferred tax assets                 725            607
                                        -----          -----
Deferred tax liabilities:
 Inventory                                402            336
 Property and equipment                   412            389
 Other                                     32             19
                                        -----          -----
Total deferred tax liabilities            846            744
                                        -----          -----
Net deferred tax liabilities            $(121)         $(137)
                                        =====          =====

     We have available foreign tax credit carryforwards of approximately
$43 which would expire in 2003 ($24) and 2005 ($19), general business tax credit carryforwards of approximately $27 which would expire in 2020 and alternative minimum tax credit carryforwards of approximately $102 which may be carried forward indefinitely.
     In 1998, the Internal Revenue Service completed its examination of Kmart's federal income tax returns through 1994. We believe that adequate tax accruals have been provided for all years.
     Cash paid (received) for income taxes was $50, $59 and $(99) in 2000, 1999 and 1998, respectively.

13)  Earnings Per Share

                                      2000           1999           1998
-----------------------------------------------------------------------------
Continuing net income (loss)         $(244)         $ 633          $ 518
Discount on redemption of
  Preferred Securities, net             10             --             --
                                     -----          -----          -----
Continuing net income (loss)
  available to common
  shareholders                        (234)           633            518
Discontinued operations                 --           (230)            --
                                     -----          -----          -----
Net income (loss) available
 to common shareholders              $(234)         $ 403          $ 518
                                     =====          =====          =====
Preferred dividends                  $  --          $  50          $  50
                                     =====          =====          =====

                                                2000             1999             1998
----------------------------------------------------------------------------------------
Basic weighted average shares                  482.8            491.7            492.1
Dilutive effect of stock options                  --              3.3              6.1
Convertible preferred securities                  --             66.7             66.7
                                           ---------        ---------       ----------
Diluted weighted average shares                482.8            561.7            564.9
                                           =========        =========       ==========

Basic earnings (loss) per share:
 Continuing net income (loss)
   available to common
   shareholders                            $   (0.48)       $    1.29       $     1.05
 Discontinued operations                          --            (0.47)              --
 Net income (loss) available               ---------        ---------       ----------
   to common shareholders                  $   (0.48)       $    0.82       $     1.05
                                           =========        =========       ==========
Diluted earnings (loss) per share:
 Adjusted continuing net income
   (loss) available to
   common shareholders                     $   (0.48)       $    1.22       $     1.01
 Discontinued operations                          --            (0.41)              --
                                           ---------        ---------       ----------
 Adjusted net income (loss)
   available to common
   shareholders                            $   (0.48)       $    0.81       $     1.01
                                           =========        =========       ==========

     Dividends on the convertible preferred securities of $46, shares relating to the convertible preferred securities of 59.9 million and incremental shares relating to stock options of 0.3 million were not included in the calculation of diluted EPS for 2000 due to their anti-dilutive effect.

14)  Pension Plans and Other Post-Retirement Benefits
     In the second quarter of 1998, we announced a Voluntary Early
Retirement Program for certain Kmart distribution center associates over 45 years of age with at least 10 years of service by May 31, 1998. Of the 1,050 Kmart associates eligible for this program, 456 accepted the early retirement offer, and we recorded a charge of $19 ($13 after tax). Payouts under this program will be fully funded through existing pension plan assets.
     Prior to 1996, U.S. Kmart had defined benefit pension plans covering eligible associates who met certain requirements

(Dollars in millions, except per share data)

of age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans.
    The plans' assets consist primarily of equity and fixed income securities. Contributions to the plans were not required for fiscal years 2000, 1999 and 1998. Total consolidated pension income was $71, $68 and $63 in 2000, 1999 and 1998, respectively.
    The following tables summarize the change in benefit obligation, change in plan assets, funded status, amounts recognized and actuarial assumptions for our employee pension plans.

                                                                YEAR END
                                                        ------------------------
                                                           2000           1999
--------------------------------------------------------------------------------
Change in benefit obligation:
 Benefit obligation at beginning of year                 $ 1,944        $ 2,208
 Interest costs                                              142            141
 Actuarial gain                                               (6)          (300)
 Benefits paid including VERP                               (106)          (105)
                                                         -------        -------
 Benefit obligation at end of year                       $ 1,974        $ 1,944
                                                         =======        =======

Change in plan assets:
 Fair value of plan assets at
   beginning of year                                     $ 2,105        $ 2,098
 Actual return on plan assets                                142            145
 Benefits paid including VERP                               (106)          (138)
                                                         -------        -------
 Fair value of plan assets at
   end of year                                           $ 2,141        $ 2,105
                                                         =======        =======

                                                                 YEAR END
                                                        ------------------------
                                                             2000         1999
--------------------------------------------------------------------------------
 Funded status                                              $ 167        $ 161
 Unrecognized net gain                                        (53)        (110)
 Unrecognized transition asset                                (40)         (48)
                                                            -----        -----
 Net prepaid benefit recognized in the
     statement of financial position                        $  74        $   3
                                                            =====        =====

Weighted-average assumptions as of January 31
   Discount rate                                              7.5%         7.5%
   Expected return on plan assets                            10.0%        10.0%

                                                           YEAR END
                                                  ------------------------------
                                                   2000       1999       1998
--------------------------------------------------------------------------------
Components of Net Periodic Benefit (Income)/Expense
Interest costs                                    $ 142       $ 141       $ 139
Expected return on plan assets                     (206)       (202)       (195)
Amortization of unrecognized
  transition asset                                   (7)         (7)         (7)
                                                  -----       -----       -----
Net periodic benefit                              $ (71)      $ (68)      $ (63)
                                                  =====       =====       =====

    We have non-qualified plans for directors and officers which were partially funded as of years ended 2000 and 1999. Benefits under the plans totaled $32 and $34 at the end of 2000 and 1999, respectively, which have been accrued in the accompanying balance sheets. Plan assets totaled $15 and $13 as of year end 2000 and 1999, respectively.
    Full-time associates who have worked 10 years and who have retired after age 55, have the option of participation in Kmart's medical plan until age 65. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with our expressed intent to increase the retiree contribution rate annually. The accrued post-retirement benefit costs were $49 and $54 at the end of 2000 and 1999, respectively.

15) Retirement Savings Plan
    The Retirement Savings Plan provides that associates of Kmart who have completed 1,000 hours of service within a twelve month period can invest from 1% to 16% of their earnings in their choice of various investments. For each dollar the participant contributes, up to 6% of earnings, we will contribute an additional 50 cents which is invested in the Employee Stock Ownership Plan.
    The Retirement Savings Plan also has a profit sharing feature whereby we make contributions based on profits, with minimum yearly contributions required of $30. Our total expense related to the Retirement Savings Plan was $73, $94 and $68 in 2000, 1999 and 1998, respectively.

16) Stock Option Plans
    We use the intrinsic value method of accounting for our stock option and restricted stock plans. Since stock options were granted at exercise prices equal to the stock price on the grant date, no compensation cost has been recognized for stock options granted under our stock based compensation plans.
    Had the compensation cost for our stock based compensation plans been determined based on the fair value at the grant dates consistent with the method of FAS 123, net earnings would have been the pro forma amounts shown below.

PRO FORMA INCOME                         2000          1999          1998
--------------------------------------------------------------------------------
Net income (loss) - as reported       $ (244)       $   403       $   518
EPS - as reported                      (0.48)          0.81          1.01
Net income (loss) - pro forma           (279)           376           496
EPS - pro forma                        (0.56)          0.76          0.97

    To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model with a dividend yield of 0%. Options generally vest over 3 years on a straight-line basis with a term of 10 years.

                                        2000          1999           1998
--------------------------------------------------------------------------------
Expected volatility                      .4672         .4506         .4230
Risk-free interest rates                  6.43          4.93          5.32
Expected life in years                       5             5             5
Weighted-average fair
 value per share                    $     3.90    $     7.90    $     7.11

(Dollars in millions, except per share data)


STOCK OPTION PLANS (000'S)        SHARES          OPTION PRICE
--------------------------------------------------------------------------------
January 27, 1999:
 Outstanding                      24,622        $  7.00 - $26.03
 Granted                           6,376        $  9.78 - $17.56
 Exercised                        (1,723)       $  7.81 - $16.28
 Forfeited                        (1,382)       $  7.81 - $26.03
                                 -------
January 26, 2000:
 Outstanding                      27,893        $  7.00 - $26.03
 Granted                          22,026        $  5.34 - $ 9.59
 Exercised                          (103)       $  7.81 - $ 7.81
 Forfeited                        (3,561)       $  6.84 - $26.03
                                 -------
January 31, 2001:
 Outstanding                      46,255        $  5.34 - $26.03
 Exercisable                      26,504        $  6.84 - $26.03
 Available for grant              38,243

The following table summarizes information about stock options outstanding as of January 31, 2001.

                                Options Outstanding            Options Exercisable
                        --------------------------------   --------------------------
                          Number     Weighted                Number          Weighted
  Range of               of Shares    Average   Weighted    of Shares        Average
  Exercise              Outstanding  Remaining  Average    Exercisable       Exercise
    Price                 (000's)       Life     Price        (000's)          Price
-------------------------------------------------------------------------------------
$ 5.34 to $10.00          24,477       8.2       $ 7.85         8,371         $ 8.34
$10.01 to $15.00          11,483       5.1       $12.31        11,351         $12.29
$15.01 to $26.03          10,295       6.6       $17.00         6,782         $16.93
-------------------------------------------------------------------------------------
$ 5.34 to $26.03          46,255       7.1       $10.99        26,504         $12.23

17) Quarterly Financial Information (Unaudited)
    Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

-------------------------------------------------------------------------------------
2000                                   First       Second       Third        Fourth
-------------------------------------------------------------------------------------
Sales                                $   8,195   $   8,998    $   8,199    $   11,636
Cost of sales                            6,494       7,518        6,518         9,128

Net income (loss)                    $      22   $    (448)   $     (67)   $      249
                                     ================================================
Basic earnings (loss) per share:
Net income (loss)                    $    0.06   $   (0.93)   $   (0.14)   $     0.51
                                     ================================================
Diluted earnings (loss) per share:
Net income (loss)                    $    0.06   $   (0.93)   $   (0.14)   $     0.48
                                     ================================================
Common stock price
 High                                $   10.06   $    8.63    $    7.50    $     8.75
 Low                                      7.94        6.75         5.75          5.06

-------------------------------------------------------------------------------------
1999                                   First       Second        Third       Fourth
-------------------------------------------------------------------------------------
Sales                                $   8,078   $   8,780    $   7,962   $   11,105
Cost of sales                            6,370       6,854        6,248        8,639

Continuing net income                $      56   $     138    $      27   $      412
Discontinued operations                   --          (230)        --           --
                                     ------------------------------------------------
Net income (loss)                    $      56   $     (92)   $      27   $      412
                                     ================================================

Basic earnings (loss) per share:
 Continuing net income               $    0.11   $    0.28    $    0.05   $     0.85
 Discontinued operations                  --         (0.47)        --           --
                                     ------------------------------------------------
 Net income (loss)                   $    0.11   $   (0.19)   $    0.05   $     0.85
                                     ================================================

Diluted earnings (loss) per share:
 Continuing net income               $    0.11   $    0.26    $    0.05   $     0.77
 Discontinued operations                  --         (0.41)        --           --
                                     ------------------------------------------------
 Net income (loss)                   $    0.11   $   (0.15)   $    0.05   $     0.77
                                     ================================================
Common stock price
 High                                $   17.88   $   17.63    $   14.94   $    12.25
 Low                                     16.07       14.88         9.38         9.00

Management's Responsibility
for Financial Statements

     Management is responsible for the preparation of our consolidated financial statements and related information appearing in this annual report. These financial statements have been prepared in conformity with generally accepted accounting principles on a consistent basis applying certain estimates and judgments based upon currently available information and management's view of current conditions and circumstances. On this basis, we believe that these financial statements reasonably present our financial position and results of operations.
    To fulfill our responsibility, we maintain comprehensive systems of internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon a recognition that the cost of the controls should not exceed the benefit derived. We believe our systems of internal controls provide this reasonable assurance.
     We have adopted a code of conduct to guide our management in the continued observance of high ethical standards of honesty, integrity, and fairness in the conduct of the business and in accordance with the law. Compliance with the guidelines and standards is periodically reviewed and is acknowledged in writing by all management associates.
     Our Board of Directors have an Audit Committee, consisting solely of outside directors. The duties of the Committee include keeping informed of the financial condition of Kmart and reviewing our financial policies and procedures, our internal accounting controls, and the objectivity of our financial reporting. Both our independent accountants and the internal auditors have free access to the Audit Committee and meet with the Committee periodically, with and without management present.

/s/ Charles C. Conaway

Charles C. Conaway
Chairman of the Board
and Chief Executive Officer


/s/ Martin E. Welch

Martin E. Welch III
Executive Vice President
and Chief Financial Officer

Report of Independent
Accountants

To the Shareholders and Board of Directors of Kmart Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Kmart Corporation and its subsidiaries at January 31, 2001 and January 26, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
March 13, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Items    10, 11, 12 and 13

         Information required by Part III (Items 10, 11, 12 and 13) of this Form 10-K is incorporated herein by reference from Kmart Corporation's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, except that the information required by Item 10 with respect to executive officers of Kmart is included in Part 1 of this report.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


a)       The following documents are filed as part of this report:

         1.    Financial Statements

               Financial statements filed as part of this Form 10-K are listed under Part II, Item 8.

         2.    Financial Statement Schedules

               The separate financial statements and summarized financial information of majority-owned subsidiaries not consolidated and of 50% or less owned persons of Kmart have been omitted because they are not required pursuant to conditions set forth in Rules 3-09(a), 4-08(g) and 1-02(v) of Regulation S-X.

               All other schedules have been omitted because they are not required under the instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

         3.    Exhibits

               See Exhibit Index included in this report.

b) No reports on Form 8-K were filed during the fiscal quarter ended January 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2001.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


                                Kmart Corporation

                             By: /s/ Charles C. Conaway
                       ----------------------------------
                              (Charles C. Conaway)
                            Chairman of the Board and
                             Chief Executive Officer
                          (Principal Executive Officer)


                             By: /s/ Martin E. Welch III
                       ----------------------------------
                              (Martin E. Welch III)
                          Executive Vice President and
                             Chief Financial Officer
                          (Principal Financial Officer)


                            By: /s/ Matthew F. Hilzinger
                       ----------------------------------
                             (Matthew F. Hilzinger)
                          Vice President and Controller
                         (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of Kmart and in the capacities indicated, on March 21, 2001.

         Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.


/s/      James B. Adamson             /s/     Joseph P. Flannery
----------------------------------    --------------------------------
    James B. Adamson, Director           Joseph P. Flannery, Director

/s/     Lilyan H. Affinito            /s/     Robert D. Kennedy
----------------------------------    --------------------------------
   Lilyan H. Affinito, Director          Robert D. Kennedy, Director

/s/  Joseph A. Califano, Jr.          /s/      J. Richard Munro
----------------------------------    --------------------------------
Joseph A. Califano, Jr., Director         J. Richard Munro, Director

/s/      Richard G. Cline             /s/       Robin B. Smith
----------------------------------    --------------------------------
    Richard G. Cline, Director             Robin B. Smith, Director

/s/     Charles C. Conaway            /s/    Thomas T. Stallkamp
----------------------------------    --------------------------------
   Charles C. Conaway, Director         Thomas T. Stallkamp, Director

/s/      Willie D. Davis              /s/    James O. Welch, Jr.
----------------------------------    --------------------------------
    Willie D. Davis, Director           James O. Welch, Jr., Director

                                  EXHIBIT INDEX

              Exhibit
               Number      Description
               ------      -----------
****           (3a)     Restated Articles of Incorporation of Kmart Corporation
****           (3b)     Bylaws of Kmart Corporation, as amended
               (10a)    Kmart Corporation 1973 Stock Option Plan, as amended [A]
               (10b)    Kmart Corporation 1981 Stock Option Plan, as amended [A]
****           (10c)    Kmart Corporation Directors Retirement Plan, as amended [10d] [A]
**             (10d)    Kmart Corporation Performance Restricted Stock Plan, as amended [10e] [A]
*****          (10e)    Kmart Corporation Deferred Compensation Plan for Non-Employee Directors, as amended [A]
               (10f)    Kmart Corporation 1992 Stock Option Plan, as amended [A]
*****          (10g)    Kmart Corporation Amended and Restated Directors Stock Plan [A]
**             (10h)    Form of Employment Agreement with Executive Officers [10j] [A]
*              (10i)    Kmart Corporation Supplemental Executive Retirement Plan [10c] [A]
***            (10j)    Amended and Restated Kmart Corporation Annual Incentive Bonus Plan [10k] [A]
               (10k)    Amended and Restated Kmart Corporation Management Stock Purchase Plan [A]
***            (10l)    Supplemental Pension Benefit Plan [10m] [A]
               (10m)    Kmart Corporation 1997 Long-Term Equity Compensation Plan [A]
******         (10n)    Employment Agreement with Charles C. Conaway [10n] [A]
               (10o)    Amended and Restated Kmart Corporation Special Severance Plan [A]
               (10p)    Amended and Restated Kmart Corporation 1998 Management Deferred Compensation and Restoration Plan [A]
               (11)     Statement Regarding Computation of Per Share Earnings
               (12)     Statement Regarding Computation of Ratios
               (23)     Consent of Independent Accountants

Notes:
------
* Filed as Exhibits to the Form 10-K Report of Kmart for the fiscal year ended January 27, 1993 (file number 1-327) and are incorporated herein by reference.

** Filed as Exhibits to the Form 10-K Report of Kmart for the fiscal year ended January 26, 1994 (file number 1-327) and are incorporated herein by reference.

*** Filed as Exhibits to the Form 10-K Report of Kmart for the fiscal year ended January 25, 1995 (file number 1-327) and are incorporated herein by reference.

**** Filed as Exhibits to the Form 10-K Report of Kmart for the fiscal year ended January 31, 1996 (file number 1-327) and are incorporated herein by reference.

***** Filed as Exhibits to the Form 10-K Report of Kmart for the fiscal year ended January 27, 1999 (file number 1-327) and are incorporated herein by reference.

****** Filed as Exhibit to the Form 10-Q Report of Kmart for the fiscal quarter ended July 26, 2000 (file number 1-327) and incorporated herein by reference.

[#] Exhibit numbers in the Form 10-K or 10-Q Reports for the periods indicated.

[A]      This document is a management contract or compensatory plan.

In reliance upon Item 601(b)(4)(iii)(A) of Regulation S-K, various instruments defining the rights of holders of long-term debt of Kmart are not being filed herewith because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Kmart.


Kmart agrees to furnish a copy to the Commission upon request of the following instruments defining the rights of holders of long-term debt:

Indenture dated as of February 1, 1985, between Kmart Corporation and The Bank of New York, Trustee, as supplemented by the First Supplemental Indenture dated as of March 1, 1991

8-3/8% Notes Due 2004
12-1/2% Debentures Due 2005
8-1/8% Notes Due 2006
9.375% Notes Due 2006
7-3/4% Debentures Due 2012
8-1/4% Notes Due 2022
8-3/8% Debentures Due 2022
7.95% Debentures Due 2023
Fixed-Rate Medium-Term Notes (Series A, B, C, D)
7-3/4% Trust Convertible Preferred Securities