Form 10-Q
period 2001-05-02
KMART CORP
filed 2001-05-17
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2001
                               -----------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission File No. 1-327
                    -----

                                KMART CORPORATION
                           ---------------------------
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

                        Yes      X       No
                              ---------       -------


As of May 2, 2001, 489,930,257 shares of Common Stock of Kmart were outstanding.

                                      INDEX

PART I                    FINANCIAL INFORMATION                                                PAGE
------                    ---------------------                                                ----
Item 1.                   Financial Statements

                          Consolidated Statements of Operations--                                3
                          13 weeks ended May 2, 2001 and April 26, 2000


                          Consolidated Balance Sheets--                                          4
                          May 2, 2001, April 26, 2000 and
                          January 31, 2001

                          Consolidated Statements of Cash Flows--                                5
                          13 weeks ended May 2, 2001 and
                          April 26, 2000

                          Notes to Consolidated Financial                                      6 - 7
                          Statements

Item 2.                   Management's Discussion and Analysis of                              8 - 9
                          Results of Operations and Financial
                          Condition

PART II                   OTHER INFORMATION
-------                   -----------------


Item 6.                   Exhibits and Reports on Form 8-K                                       10

                          Signatures                                                             11


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                           13 WEEKS ENDED
                                                                -------------------------------------
                                                                    MAY 2,              APRIL 26,
                                                                     2001                 2000
                                                                ----------------     ----------------
Sales                                                                   $ 8,337              $ 8,195
Cost of sales, buying and occupancy                                       6,608                6,494
                                                                ----------------     ----------------
Gross margin                                                              1,729                1,701
Selling, general and administrative expenses                              1,643                1,581
Charge for employee severance and
      Voluntary Early Retirement Program (VERP)                              23                    -
                                                                ----------------     ----------------
Income before interest, income taxes and dividends on
     convertible preferred securities of subsidiary trust                    63                  120
Interest expense, net                                                        83                   69
Income tax provision (benefit)                                               (6)                  18
Dividends on convertible preferred securities of subsidiary
    trust, net of income taxes of $6 and $6, respectively                    11                   11
                                                                ----------------     ----------------
Net income (loss)                                                         $ (25)                $ 22
                                                                ================     ================

Basic / diluted earnings (loss) per common share                        $ (0.05)              $ 0.06
                                                                ================     ================

Basic weighted average shares                                             488.5                481.3




          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                               MAY 2,          APRIL 26,       JANUARY 31,
                                                                                2001             2000             2001
                                                                              --------        ----------       -----------
Current Assets:
   Cash and cash equivalents                                                  $   415           $   350          $   401
   Merchandise inventories                                                      7,363             7,290            6,412
   Other current assets                                                           770               735              811
                                                                              -------           -------          -------
Total current assets                                                            8,548             8,375            7,624

Property and equipment, net                                                     6,660             6,356            6,557
Other assets and deferred charges                                                 384               417              449
                                                                              -------           -------          -------
Total Assets                                                                  $15,592           $15,148          $14,630
                                                                              =======           =======          =======

Current Liabilities:
   Long-term debt due within one year                                         $   315           $    67          $    68
   Trade accounts payable                                                       2,637             2,575            2,287
   Accrued payroll and other liabilities                                        1,277             1,314            1,256
   Taxes other than income taxes                                                  245               234              188
                                                                              -------           -------          -------
Total current liabilities                                                       4,474             4,190            3,799

Long-term debt and notes payable                                                2,448             1,844            2,084
Capital lease obligations                                                         922               995              943
Other long-term liabilities                                                       778               907              834
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
   $898, $904 and $898, respectively)                                             887               891              887
Common stock, $1 par value, 1,500,000,000 shares authorized;
   489,930,257, 480,775,356 and 486,509,736, shares
   issued, respectively                                                           490               481              487
Capital in excess of par value                                                  1,599             1,554            1,578
Retained earnings                                                               3,994             4,286            4,018
                                                                              -------           -------          -------
Total Liabilities and Shareholders' Equity                                    $15,592           $15,148          $14,630
                                                                              =======           =======          =======




          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                      13 WEEKS ENDED
                                                                                        -----------------------------------
                                                                                               MAY 2,             APRIL 26,
                                                                                                2001                2000
                                                                                        -----------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
      Net income (loss) from continuing operations                                      $      (25)         $        22
      Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by operating activities:
           Charge for employee severance and VERP                                               23                    -
           Depreciation and amortization                                                       200                  196
           Equity loss in BlueLight.com                                                         23                   17
           Cash used for store closings and other charges                                      (26)                 (17)
           Increase in inventories                                                            (951)                (189)
           Increase in trade accounts payable                                                  350                  371
           Decrease in accounts receivable                                                      39                   22
           Deferred income taxes and taxes payable                                              75                  (59)
           Decrease in other long-term liabilities                                             (27)                 (32)
           Changes in other assets and liabilities                                              61                 (107)
                                                                                        -----------         ------------
      Net cash (used for) provided by continuing operations                                   (258)                 224
      Net cash used for discontinued operations                                                (20)                 (26)
                                                                                        -----------         ------------
Net cash (used for) provided by operating activities                                          (278)                 198
                                                                                        -----------         ------------

CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                                                                    (262)                (141)
      Investment in BlueLight.com                                                              (15)                   -
                                                                                        -----------         ------------
Net cash used for investing activities                                                        (277)                (141)
                                                                                        -----------         ------------


CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                                           592                   91
      Issuance of common shares                                                                 22                   17
      Purchase of convertible preferred securities of subsidiary trust                           -                  (80)
      Purchase of common shares                                                                  -                  (36)
      Payments on debt                                                                          (6)                  (5)
      Payments on capital lease obligations                                                    (21)                 (19)
      Payments of dividends on convertible preferred securities
         of subsidiary trust                                                                   (18)                 (19)
                                                                                        -----------         ------------
Net cash provided by (used for) financing activities                                           569                  (51)
                                                                                        -----------         ------------


Net change in cash and cash equivalents                                                         14                    6
Cash and cash equivalents, beginning of year                                                   401                  344
                                                                                        -----------         ------------
Cash and cash equivalents, end of period                                                $      415          $       350
                                                                                        ===========         ============





          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"), and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2000 Annual Report on Form 10-K filed for the fiscal year ended January 31, 2001.

         Certain reclassifications of prior period financial statements have been made to conform to the current year presentation.

2. INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of our inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at May 2, 2001, April 26, 2000 and January 31, 2001 were $194 million, $202 million and $194 million lower, respectively, than the amounts that would have been reported under the first-in, first-out (FIFO) method.

3. CHARGE FOR EMPLOYEE SEVERANCE AND VOLUNTARY EMPLOYEE RETIREMENT PROGRAM

         During the first quarter, we realigned our organization around our three strategic imperatives: to dramatically improve retail execution to achieve World Class Execution throughout our business, to create a Customer Centric Culture so our behaviors are linked to serving our customers, and to aggressively pursue Sales and Marketing Opportunities to define a market position differentiating Kmart from our competitors. As a result of our realignment, our workforce was reduced by 350 employees in the first quarter through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 million, ($15 million, net of tax), which is included in our statement of operations for the first quarter ended May 2, 2001, in the line Charge for employee severance and VERP. The charge includes 130 employees that accepted the VERP offer, with costs aggregating $6 million. The remaining 220 employees were severed and given postemployment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17 million. Our first quarter cash payments associated with these actions were $9 million. An additional $10 million will be paid to employees in accordance with the terms of the related severance agreements. Benefit payments to employees accepting the VERP are paid from the Kmart Employee Pension Plan, except payments for certain highly-compensated employees which we pay directly.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. OTHER COMMITMENTS AND CONTINGENCIES

         As of May 2, 2001, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:



                                     Present Value of                      Gross
                                       Future Lease                        Future
                                     Obligations @ 7%                  Lease Obligations
                                  --------------------               ---------------------
                                                        ($ Millions)
The Sports Authority ("TSA")               $   196                       $  331
Borders Group                                   94                          160
OfficeMax                                       73                          108
                                         ----------                    ---------
Total                                      $   363                       $  599
                                         ==========                    =========

         The possibility of having to honor our contingent obligations is dependent upon the future operating results of the former subsidiaries. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable.

         Our rights and obligations with respect to our guarantee of TSA, OfficeMax and Borders Group leases are governed by Lease Guaranty, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as may be amended from time to time.

 Other

         There are various claims, lawsuits and pending actions incident to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial position or results of operations.

ITEM 2.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

RESULTS OF OPERATIONS

                                                                        13 WEEKS
                                              ---------------------------------------------------------
                                                      MAY 2,                          APRIL 26,
                                                       2001                              2000
                                              -----------------------          ------------------------
                                                                     ($ Millions)

          SALES                                              $ 8,337                           $ 8,195
                                              =======================          ========================

          OPERATING INCOME                                   $    86                           $   120
                                              =======================          ========================

          COMPARABLE SALES %                                    1.7%                              0.0%

          Operating income excludes the charge for employee severance and VERP in 2001 totaling $23, on a pre-tax basis.

          SALES and comparable store sales increased 1.7% for the 13 weeks ended May 2, 2001. Divisions showing particular strength for the quarter included pharmacy, lawn and garden, beauty and health care, and consumables and edibles. We opened 11 stores and closed 3 stores during the first quarter 2001.

          GROSS MARGIN, as a percentage of sales, was 20.7% and 20.8% for the 13 weeks ended May 2, 2001 and April 26, 2000, respectively. The decrease in gross margin percentage is attributable to a shift to clearance sales from regular sales and to growth in lower margin consumables and edibles products.

          SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 19.7%, excluding the charge for employee severance and VERP, for the 13 weeks ended May 2, 2001, and 19.3% for the 13 weeks ended April 26, 2000. The increase is due primarily to an investment in store labor, a new customer service bonus program for our store associates, utility rate increases and operating losses at our BlueLight.com subsidiary, partially offset by reductions in net advertising costs.

          OPERATING INCOME for the 13 weeks ended May 2, 2001, excluding the charge for employee severance and VERP, was $86 million, or 1.0% of sales, as compared to operating income of $120 million, or 1.5% of sales, for the same period of the prior year.

          NET INTEREST EXPENSE for the 13 weeks ended May 2, 2001 and April 26, 2000 was $83 million and $69 million, respectively. Net interest expense increased as a result of the issuance of $400 million of 9.375% Notes due 2006, in January 2001 and increased borrowings under our Revolving Credit Agreements ("Revolver"). See "Liquidity and Financial Condition."


LIQUIDITY AND FINANCIAL CONDITION

          Our primary sources of working capital are cash flows from operations and borrowings under our credit facilities. We had working capital of $4,074, $4,185 and $3,825 million at May 2, 2001, April 26, 2000 and January 31, 2001, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable and the level of store openings and closings. Borrowings of $592 million were outstanding under our $1.6 billion Revolver at the end of the first quarter of fiscal 2001. Borrowings of $91 million were outstanding under our existing credit facilities at the end of first quarter 2000.

          Net cash used for operating activities for the 13 weeks ended May 2, 2001 was $278 million as compared to net cash provided by operating activities of $198 million for the same period in 2000. The decrease in cash provided by operating activities as compared to the same period of the prior year was primarily the result of lower net earnings and higher inventory levels. Inventory increased by $951 million during the first quarter of fiscal year 2001 due to normal seasonal inventory fluctuations, to support our growing beauty and health care and consumables and edibles product lines, and to improve our overall in-stock position.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                        FINANCIAL CONDITION -- CONTINUED

LIQUIDITY AND FINANCIAL CONDITION, CONT.

         Net cash used for investing activities was $277 million for the 13 weeks ended May 2, 2001 compared to $141 million for the same period in 2000. The increase in cash used for investing activities was primarily due to higher capital expenditures for point-of-sale equipment and for new Kmart and Kmart supercenter stores.

         Net cash provided by financing activities was $569 million for the 13 weeks ended May 2, 2001 compared to net cash used in financing activities of $51 million for the same period in 2000. The increase in cash provided by financing activities was primarily the result of increased borrowings under the Revolver.

         We believe that current financing arrangements will be sufficient to meet our liquidity needs for operations and capital demands.


OTHER MATTERS

Lease Guarantees

         We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations we guaranteed is approximately $363 million. The possibility of having to honor our contingent obligations is dependent upon the future operating results of the former subsidiaries.

Penske

         In April 2001, Kmart and Penske Corporation agreed to certain amendments to the terms of the master sub-lease agreement between Kmart and Penske Auto Centers LLC, the limited liability company that owns and operates the Penske Auto Centers at Kmart stores, including an extension of the agreement for a ten year period. In conjunction with the agreement, Kmart's ownership interest in Penske Auto Centers LLC increased to 36 percent. We account for our investment in Penske Auto Centers LLC under the equity method and we have recorded no initial investment.

Other

         There are various claims, lawsuits, and pending actions incident to our operation. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial position or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This quarterly report may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to, economic and weather conditions which affect buying patterns of our customers, changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies, continued availability of capital and financing, competitive factors and other factors affecting business beyond our control. Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated will be realized or that they will have the expected effects on our business or operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed as a part of this report:

(a) Exhibit 10 - Agreement, dated February 2, 2001, between Fleming Companies, Inc. and Kmart Corporation. (Portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.)

(b)      Exhibit 11 - Statement re Computation of Per Share Earnings

Reports on Form 8-K: The Registrant filed the following Current Report on Form 8-K during the 13 weeks ended May 2, 2001:



                 FILING DATE                 DATE OF REPORT         ITEM REPORTED
               March 13, 2001            January 25, 2001   Filing of certain exhibits under Item 7 relating
                                                            to the Registrant's offering of $400,000,000
                                                            principal amount of its 9.375% Notes due
                                                            2006, which have been registered
                                                            under the Securities Act of 1933 on Form
                                                            S-3 (Registration No. 333-74665).

               March 13, 2001            March 13, 2001     Audited Consolidated Financial Statements for the
                                                            Year Ended January 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his/her name in the electronic filing of this document with the Securities and Exchange Commission.







                          Date:                     May 17, 2001
                                                  Kmart Corporation
                                          ------------------------------------
                                                     (Registrant)


                          By:                     /s/ Jeffrey N. Boyer
                                          ------------------------------------
                                                    Jeffrey N. Boyer
                                              EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER
                                              (Principal Financial Officer)

                                                /s/ Matthew F. Hilzinger
                                          ------------------------------------
                                                  Matthew F. Hilzinger
                                              VICE PRESIDENT AND CONTROLLER
                                             (Principal Accounting Officer)

                                 Exhibit Index

(a) Exhibit 10 - Agreement, dated February 2, 2001, between Fleming Companies, Inc. and Kmart Corporation. (Portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.)

(b)      Exhibit 11 - Statement re Computation of Per Share Earnings