Form 10-Q
period 2001-08-01
KMART CORP
filed 2001-08-23
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2001
                               --------------

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

                           Yes      X       No
                                ---------       -------


As of August 1, 2001, 496,962,413 shares of Common Stock of Kmart were outstanding.

                                      INDEX



PART I             FINANCIAL INFORMATION                                             PAGE
------             ---------------------                                             ----
Item 1.            Financial Statements

                   Consolidated Statements of Operations--                             3
                   13 and 26 weeks ended August 1, 2001 and
                   July 26, 2000

                   Consolidated Balance Sheets--                                       4
                   August 1, 2001, July 26, 2000 and
                   January 31, 2001

                   Consolidated Statements of Cash Flows--                             5
                   26 weeks ended August 1, 2001 and
                   July 26, 2000

                   Notes to Consolidated Financial                                   6 - 8
                   Statements

Item 2.            Management's Discussion and Analysis of Results of               9 - 12
                   Operations and Financial Condition

PART II            OTHER INFORMATION


Item 4.            Submission of Matters to a Vote of Security Holders              13 - 14

Item 6.            Exhibits and Reports on Form 8-K                                   14

                   Signatures                                                         15


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        13 WEEKS ENDED                        26 WEEKS ENDED
                                                                   ------------------------------       ----------------------------
                                                                      AUGUST 1,         JULY 26,           AUGUST 1,       JULY 26,
                                                                        2001             2000                2001            2000
                                                                   --------------   -------------       -------------    -----------
Sales                                                                $  8,917          $  8,998          $ 17,255          $ 17,193
Cost of sales, buying and occupancy                                     7,058             7,518            13,667            14,012
                                                                     --------          --------          --------          --------
Gross margin                                                            1,859             1,480             3,588             3,181
Selling, general and administrative expenses                            1,787             2,101             3,430             3,682
Charges for BlueLight.com and other                                        92              --                 115              --
                                                                     --------          --------          --------          --------
Income (loss) before interest, income taxes and dividends
     on convertible preferred securities of subsidiary trust              (20)             (621)               43              (501)
Interest expense, net                                                      88                65               171               134
Income tax benefit                                                        (25)             (250)              (31)             (232)
Dividends on convertible preferred securities of subsidiary
 trust, net of income taxes of $6, $6, $12 and $12,
 respectively                                                              12                12                23                23
                                                                     --------          --------          --------          --------
Net loss                                                             $    (95)         $   (448)         $   (120)         $   (426)
                                                                     ========          ========          ========          ========

Basic (loss) per common share:                                       $  (0.19)         $  (0.93)         $  (0.24)         $  (0.87)
                                                                     ========          ========          ========          ========


Diluted (loss) per common share:                                     $  (0.19)         $  (0.93)         $  (0.24)         $  (0.87)
                                                                     ========          ========          ========          ========


Basic weighted average shares (millions)                                490.6             481.3             489.6             481.8
Diluted weighted average shares (millions)                              563.7             541.8             560.1             544.4




          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)

                                                                                          (UNAUDITED)
                                                                                 -------------------------------
                                                                                   AUGUST 1,        JULY 26,          JANUARY 31,
                                                                                    2001              2000              2001
                                                                                 ---------------  --------------  ----------------
Current Assets:
    Cash and cash equivalents                                                   $   420             $   333             $   401
    Merchandise inventories                                                       6,869               6,586               6,412
    Other current assets                                                            885                 753                 811
                                                                                -------             -------             -------
Total current assets                                                              8,174               7,672               7,624

Property and equipment, net                                                       6,836               6,351               6,557
Other assets and deferred charges                                                   339                 397                 449
                                                                                -------             -------             -------
Total Assets                                                                    $15,349             $14,420             $14,630
                                                                                =======             =======             =======

Current Liabilities:
   Long-term debt due within one year                                           $   116             $    38             $    68
   Trade accounts payable                                                         2,295               2,488               2,287
   Accrued payroll and other liabilities                                          1,177               1,145               1,257
   Taxes other than income taxes                                                    261                 268                 187
                                                                                -------             -------             -------
Total current liabilities                                                         3,849               3,939               3,799

Long-term debt and notes payable                                                  2,980               1,742               2,084
Capital lease obligations                                                           902                 975                 943
Other long-term liabilities                                                         666               1,003                 834
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $898, $904 and $898, respectively)                                              887                 891                 887
Common stock, $1 par value, 1,500,000,000 shares authorized;
    496,962,413, 480,098,675 and 486,509,736 shares issued,
    respectively                                                                    497                 480                 487
Capital in excess of par value                                                    1,670               1,551               1,578
Retained earnings                                                                 3,898               3,839               4,018
                                                                                -------             -------             -------
Total Liabilities and Shareholders' Equity                                      $15,349             $14,420             $14,630
                                                                                =======             =======             =======





          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                            26 WEEKS ENDED
                                                                                  --------------------------------
                                                                                      AUGUST 1,          JULY 26,
                                                                                       2001               2000
                                                                                  ---------------    -------------
CASH FLOW FROM OPERATING ACTIVITIES
      Net loss from continuing operations                                           $  (120)             $  (426)
      Adjustments to reconcile net loss from continuing operations to net cash (used for) provided by operating activities:
           Restructuring, impairments and employee severance                            115                  740
           Depreciation and amortization                                                413                  395
           Equity loss in BlueLight.com                                                  46                   25
           Cash used for store closings and other charges                               (60)                 (33)
           (Increase) decrease in inventories                                          (452)                 150
           Increase in trade accounts payable                                             2                  284
           Deferred income taxes and taxes payable                                       16                 (329)
           Changes in other assets and liabilities                                      (69)                (137)
                                                                                    -------              -------
      Net cash (used for) provided by continuing operations                            (109)                 669
      Net cash used for discontinued operations                                         (45)                 (60)
                                                                                    -------              -------
Net cash (used for) provided by operating activities                                   (154)                 609
                                                                                    -------              -------

CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                                                             (651)                (379)
      Investment in BlueLight.com                                                       (45)                 (10)
                                                                                    -------              -------
Net cash used for investing activities                                                 (696)                (389)
                                                                                    -------              -------

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                                  1,191                 --
      Issuance of common shares                                                          28                   26
      Purchase of convertible preferred securities of subsidiary trust                 --                    (80)
      Purchase of common shares                                                        --                    (56)
      Payments on debt                                                                 (273)                 (45)
      Payments on capital lease obligations                                             (41)                 (39)
      Payments of dividends on preferred securities of subsidiary trust                 (36)                 (37)
                                                                                    -------              -------
Net cash provided by (used for) financing activities                                    869                 (231)
                                                                                    -------              -------

Net increase (decrease) in cash and cash equivalents                                     19                  (11)
Cash and cash equivalents, beginning of year                                            401                  344
                                                                                    -------              -------
Cash and cash equivalents, end of period                                            $   420              $   333
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

2. INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of our inventory is accounted for using the last-in, first-out ("LIFO") method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at August 1, 2001, July 26, 2000 and January 31, 2001 were $194 million, $202 million and $194 million lower, respectively, than the amounts that would have been reported under the first-in, first-out method.

3. RESTRUCTURING OF BLUELIGHT.COM

         We recorded a $92 million charge ($73 million after-tax) related to our e-commerce site, BlueLight.com, this quarter, comprised of $41 million for the impairment of our investment in BlueLight.com and $51 million for the restructuring of our e-commerce business. These charges are included in the line Charges for BlueLight.com and other in the Consolidated Statements of Operations.

         Based upon the changing environment for internet businesses, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com.

         The initial step was executed by acquiring the remaining 40% interest in BlueLight.com, LLC, through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company. BlueLight.com, Inc. and BlueLight.com LLC (hereinafter together or individually, "BlueLight.com") are now wholly owned subsidiaries of Kmart, which will allow us to execute our restructuring plan. The purchase price of the additional interest was $85 million, with $69 million being satisfied through the issuance of 6.1 million unregistered shares of Kmart common stock and $16 million paid in cash. Based upon the revised cash flow projections for the business, we recorded a $41 million charge to write-down our investment in BlueLight.com in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         Of the $51 million restructuring charge, $29 million related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which are in the headquarters of BlueLight.com, and will not be utilized in the restructured operations. This charge was also recorded in accordance with SFAS No. 121. Liabilities for lease terminations, contract terminations and other costs totaling $22 million were established as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. No costs were paid and charged against the liability during the quarter.

         We expect to complete our plan by year-end, with the majority of steps being completed in the third quarter.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         After the application of the provisions of SFAS No. 121, as described above, we had remaining long-lived assets with an estimated fair value of $2.5 million, which will be depreciated over their remaining estimated useful life of
2.5 years.

         The results of BlueLight.com's operations are fully consolidated in our financial statements commencing July 31, 2001.

OTHER CHARGES

         During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 million ($15 million, net of tax) which is included in our statement of operations in the line Charges for BlueLight.com and other. The charge includes 130 employees that accepted the VERP offer, with costs aggregating $6 million. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17 million. Our year-to-date cash payments associated with these actions were $14 million. An additional $5 million will be paid to employees in accordance with the terms of the related severance agreements. Benefit payments to employees accepting the VERP are paid from the Kmart Employee Pension Plan, except certain payments for highly compensated employees whom we pay directly.

EFFECTIVE TAX RATE

         The effective tax rates for the 13 and 26-week periods ended August 1, 2001 were 23.1% and 24.2%, respectively. The actual tax rates are lower than the expected effective tax rates as we are precluded from recording a tax benefit from the write down of the BlueLight.com investment that is still maintained by us.

4 COMMON STOCK REPURCHASE PROGRAM

         In July 2001, we terminated the common stock repurchase program that was initiated in April 1999. We repurchased approximately 22 million shares of common stock during 1999 and 2000 at a cost of approximately $255 million under the program.

5. OTHER COMMITMENTS AND CONTINGENCIES

Lease Guarantees

         As of August 1, 2001, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:

                                       Present Value of            Gross
                                          Future Lease             Future
($ Millions)                          Obligations @ 7%      Lease Obligations
                                    ---------------------   --------------------
       The Sports Authority ("TSA")               $192               $325
       Borders Group                                92                156
       OfficeMax                                    71                104
                                                  ----               ----
       Total                                      $355               $585
                                                  ====               ====

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

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

ITEM 2.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

DESCRIPTION OF NON-COMPARABLE ITEMS

         During fiscal year 2000 and for the first six months of fiscal 2001, we have instituted a number of strategic actions to improve our operations. These actions are summarized below:

CHARGE FOR BLUELIGHT.COM

         As a result of the changing environment for internet businesses, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com.

          At the end of July, we acquired the remaining 40% interest in BlueLight.com, giving us control of the entity. To acquire the 40% interest, we issued $69 million in shares of Kmart common stock and paid $16 million in cash for a total purchase price of $85 million.

          As a result of these activities, we recorded a $92 million charge ($73 million after-tax) this quarter. $41 million of the charge related to the impairment of our investment in Bluelight.com. This charge was recorded based upon our revised cash flow projections for the business.

         Of the $51 million restructuring charge, $29 million related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which are in the headquarters of BlueLight.com, and will not be utilized in the restructured operations. This charge was recorded in accordance with SFAS No. 121. Liabilities for lease terminations, contract terminations and other costs totaling $22 million were established as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. No costs were paid and charged against the liability during the quarter.

         These charges are included in the line Charges for BlueLight.com and other in the Consolidated Statements of Operations. As a result of the transaction, the results of BlueLight.com's operations are fully consolidated in our financial statements commencing July 31, 2001.

         During the third quarter, we continued executing our restructuring plan. Forty-nine employees at the BlueLight.com headquarters were severed in August. We also contracted with a third party to outsource the hosting of our site, fulfillment of e-commerce orders and all related customer service. We are continuing to exit the operations in San Francisco and complete our restructuring. We plan on substantially completing the plan by the end of the third quarter, with full completion by the end of the year.

CHARGE FOR EMPLOYEE SEVERANCE AND VERP

         During the first quarter of 2001, we realigned our organization around our three strategic imperatives: to dramatically improve retail execution to achieve World Class Execution throughout our business, to create a Customer Centric Culture so our behaviors are linked to serving our customers, and to aggressively pursue Sales and Marketing Opportunities to define a market position differentiating Kmart from our competitors. As a result of our realignment, our workforce was reduced by 350 employees in the first quarter through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 million ($15 million, net of tax) which is included in our statement of operations in the line Charges for BlueLight.com and other. The charge relates to 130 employees that accepted the VERP offer, with costs aggregating $6 million. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17 million. Cash payments associated with these actions have aggregated $14 million. An additional $5 million will be paid to employees in accordance with the terms of the related severance agreements. Benefit payments to employees accepting the VERP are paid from the Kmart Employee Pension Plan, except certain payments for highly compensated employees whom we pay directly.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

2000 STRATEGIC ACTIONS CHARGE

         In the second quarter of 2000, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart and Kmart Supercenter stores, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these actions, we recorded a pre-tax charge of $740 million ($471 million after tax) during the second quarter of 2000. $365 million of the charge was included in Cost of sales, buying and occupancy in the Consolidated Statement of Operations and $375 million of the charge was included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS

Following is a table segregating operating income excluding noncomparable items from operating income as reported in the Consolidated Statements of Operations:

                                                                              13 WEEKS                          26 WEEKS
                                                                   -------------------------------  -----------------------------
      ($ MILLIONS)                                                    AUGUST 1,        JULY 26,        AUGUST 1,         JULY 26,
                                                                         2001             2000            2001             2000
                                                                   --------------   --------------  --------------   ------------
      SALES                                                              $ 8,917          $ 8,998        $ 17,255        $ 17,193

      COST OF SALES, BUYING AND OCCUPANCY                                  7,058            7,153          13,667          13,647
                                                                   --------------   --------------  --------------   ------------

      GROSS MARGIN                                                         1,859            1,845           3,588           3,546

      SELLING, GENERAL AND ADMINISTRATIVE                                  1,787            1,726           3,430           3,307
                                                                   --------------   --------------  --------------   ------------

      OPERATING INCOME EXCLUDING NONCOMPARABLE ITEMS                          72              119             158             239

      CHARGE FOR BLUELIGHT.COM                                                92                -              92               -
      CHARGE FOR EMPLOYEE SEVERANCE AND VERP                                   -                -              23               -
      STRATEGIC ACTIONS CHARGE                                                 -              740               -             740
                                                                   --------------   --------------  --------------   ------------

      OPERATING INCOME AS REPORTED                                       $   (20)         $  (621)        $    43        $   (501)
                                                                   ==============   ==============  ==============   ============

      COMPARABLE SALES %                                                     1.0%             0.7%            1.3%            0.3%



         SALES decreased 0.9% and increased 0.4% for the 13 and 26 weeks ended August 1, 2001, respectively, versus the same period of the previous year. Comparable store sales increased 1.0% and 1.3% for the 13 and 26 weeks ended August 1, 2001, respectively. Divisions showing particular strength on a year-to-date basis included pharmacy, beauty and health care, home entertainment and food and consumables. We opened 12 stores and closed 4 stores during the 26 weeks ended August 1, 2001. A weekly report of our sales performances at our over 2100 retail stores is available by phone at (248) 463-1040 or (248) 614-0480. Information is also available at our website www.bluelight.com.

         GROSS MARGIN, as a percentage of sales, was 20.8% and 20.5% for the 13 weeks ended August 1, 2001 and July 26, 2000, respectively. For the 26 week period ended August 1, 2001 and July 26, 2000, respectively, gross margin, as a percentage of sales, was 20.8% and 20.6%. The increase in gross margin is due to a solid performance in reducing merchandise shrinkage, which offsets the price reductions attributable to our BlueLight Always program.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES, as a percentage of sales, were 20.0% and 19.2% for the 13 weeks ended August 1, 2001 and July 26, 2000, respectively. For the 26-week periods ended August 1, 2001 and July 26, 2000, respectively, SG&A expenses, as a percentage of sales, were 19.9% and 19.2%. The increase is due primarily to the investment in store labor, which is partially offset by reductions in net advertising costs.

         OPERATING INCOME for the 13 weeks ended August 1, 2001 was $72 million, or 0.8% of sales, as compared to $119 million, or 1.3% of sales, for the same period of the prior year. For the 26 week period ended August 1, 2001 operating income was $158 million, or 0.9% of sales, as compared to $239 million, or 1.4% of sales, for the comparable period of the previous year.

         NET INTEREST EXPENSE for the 13 weeks ended August 1, 2001 and July 26, 2000 was $88 million and $65 million, respectively. For the 26 week period ended August 1, 2001 and July 26, 2000 net interest expense was $171 million and $134 million, respectively. Net interest expense increased as a result of the issuance in January 2001 of $400 million of 9.375% Notes due January 2006, the issuance in June 2001 of $430 million of 9 7/8% Notes due June 2008 and increased borrowings under our Revolving Credit Agreement ("Revolver"). See "Liquidity and Financial Condition".

LIQUIDITY AND FINANCIAL CONDITION

         Our primary sources of working capital are cash flows from operations and borrowings under our credit facilities. We had working capital of $4,325, $3,733 and $3,825 million at August 1, 2001, July 26, 2000 and January 31, 2001,
respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable (net inventory) and the level of store openings and closings. There were $764 million borrowings outstanding under our $1.6 billion Revolver at the end of the second quarter of fiscal 2001. There were no borrowings under our existing credit facilities at the end of second quarter 2000.

         Net cash used for operating activities for the 26 weeks ended August 1, 2001 was $154 million as compared to net cash provided by operating activities of $609 million for the same period in 2000. The decrease in cash provided by operating activities as compared to the same period of the prior year was primarily the result of lower net earnings, excluding non-comparable items, and higher inventory purchases. Inventory increased by $457 million during the first 26 weeks of fiscal year 2001 due to normal seasonal inventory fluctuations, to support our growing beauty and health care and consumables and edibles product lines, and to improve our overall in-stock position.

         Net cash used for investing activities was $696 million for the 26 weeks ended August 1, 2001 compared to $389 million for the same period in 2000. The increase in cash used for investing activities was primarily due to higher capital expenditures for point-of-sale equipment, new Kmart Supercenter stores and our investment in BlueLight.com.

         Net cash provided by financing activities was $869 million for the 26 weeks ended August 1, 2001 compared to net cash used for financing activities of $231 million for the comparable period in 2000. The increase in cash provided was primarily the result of the issuance of $430 million of 9 7/8% Notes due June 2008 and increased borrowings under the Revolver, partially offset by the paydown of Collateralized Mortgage Backed Securities in July.

         In July 2001, we terminated the common stock repurchase program that was initiated in April 1999. We repurchased approximately 22 million shares of common stock at a cost of approximately $255 million under the program.

         We believe that current financing arrangements will be sufficient to meet our liquidity needs for operations and capital demands.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

OTHER MATTERS

Lease Guarantees

         We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations we guaranteed is approximately $355 million. The possibility of having to honor our contingent obligations is dependent upon the future operating results of these former subsidiaries.

Other

         There are various claims, lawsuits and pending actions incident to our operations. It is the opinion of management that the ultimate resolution of these matters will not have a material adverse effect on our liquidity, financial position or results of operations.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report, as well as other verbal or written statements or reports made by or on behalf of the Company, may contain or may incorporate material by reference which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to:

- general economic and weather conditions, including those which affect buying patterns of our customers,
- changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,
-    the availability and the cost of various sources of capital,
-    competitive pressures and other third party actions,
- inability to timely acquire desired goods and/or fulfill labor needs at planned costs,
- ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,
-    regulatory and legal developments, and
-    other factors affecting business beyond our control.

Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated will be realized or that they will have the expected effects on our business or operations. The forward-looking statements contained herein or otherwise made by or on behalf of the Company speak only as of the date of this report, or if not contained herein, as of the date when made, and the Company does not undertake to update these risk factors.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following information is furnished with respect to the 2001 Annual Meeting of Stockholders of Kmart Corporation:

(a)      The Annual Meeting was held on May 15, 2001.

(b) All nominees for director as listed in Kmart's proxy statement dated April 4, 2001 were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

(c)      Proposal 1

         Election of the following directors:

     -------------------------- --------------------- ---------------------- -----------------------------------
              Nominee            Year When Term of          Votes for                Votes to Withhold
                                   Office Expires          the Nominee         Authority to Vote for Nominee
     -------------------------- --------------------- ---------------------- -----------------------------------
     Lilyan H. Affinito                 2004               374,322,006                   46,660,738
     -------------------------- --------------------- ---------------------- -----------------------------------
     Richard G. Cline                   2004               374,772,516                   46,210,228
     -------------------------- --------------------- ---------------------- -----------------------------------
     Charles C. Conaway                 2002               374,749,090                   46,233,654
     -------------------------- --------------------- ---------------------- -----------------------------------
     Willie D. Davis                    2004               374,322,553                   46,660,191
     -------------------------- --------------------- ---------------------- -----------------------------------
     Joseph P. Flannery                 2004               374,474,371                   46,508,373
     -------------------------- --------------------- ---------------------- -----------------------------------
     Richard J. Statuto                 2003               376,137,284                   44,845,460
     -------------------------- --------------------- ---------------------- -----------------------------------

         A plurality of the votes cast were in favor of all nominees, and they were therefore elected.

         Proposal 2

         The votes cast with respect to the proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants to examine the books and records of Kmart for fiscal 2001 were as follows:

                              -------------    ----------------
                                       For         409,022,723
                              -------------    ----------------
                                   Against           9,100,265
                              -------------    ----------------
                                   Abstain           2,859,756
                              -------------    ----------------

         A majority of the votes cast were in favor of proposal 2, and it was therefore passed.

         Proposal 3

         The votes cast with respect to the proposal that Kmart endorse the CERES Principles as a reasonable and beneficial component of our corporate commitment to be publicly accountable for environmental performance were as follows:

                              -------------    ----------------
                                       For          27,707,514
                              -------------    ----------------
                                   Against         261,497,931
                              -------------    ----------------
                                   Abstain          16,052,302
                              -------------    ----------------
                                   No Vote         115,724,997
                              -------------    ----------------

         Less than 7% of the outstanding shares of common stock voted in favor of the proposal, and it was therefore not passed.

         Proposal 4

         The votes cast with respect to the stockholder proposal re: vendor standards were as follows:

                              -------------    ----------------
                                       For          22,621,750
                              -------------    ----------------
                                   Against         274,135,146
                              -------------    ----------------
                                   Abstain           8,500,851
                              -------------    ----------------
                                   No Vote         115,724,997
                              -------------    ----------------

         Less than 7% of the outstanding shares of common stock voted in favor of the proposal, and it was therefore not passed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit  10 - Amendment to Employment Agreement with Charles C. Conaway
         Exhibit  10.1 - Amended and Restated Kmart Corporation Annual Incentive
                         Bonus Plan
         Exhibit  11 - Statement re: Computation of Per Share Earnings


(b)      Reports on Form 8-K:

         We filed a Current Report on Form 8-K dated August 1, 2001 to report, under Item 5, that Kmart Corporation issued a press release announcing the purchase of BlueLight.com and related charge to earnings and to furnish, under item 7, a copy of the press release.

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





                         Date:                     August 23, 2001
                                                  Kmart Corporation
                                   ---------------------------------------------
                                                    (Registrant)


                         By:                  /s/ Charles C. Conaway
                                   ---------------------------------------------
                                                Charles C. Conaway
                                            CHAIRMAN OF THE BOARD AND
                                             CHIEF EXECUTIVE OFFICER

                                                /s/ Mark Schwartz
                                   ---------------------------------------------
                                                  Mark Schwartz
                                                  PRESIDENT AND
                                             CHIEF OPERATING OFFICER

                                               /s/ Jeffrey N. Boyer
                                   ---------------------------------------------
                                                 Jeffrey N. Boyer
                                           EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index


Exhibit No.              Description
-----------              -----------

Exhibit 10               Amendment to Employment Agreement with Charles C.
                         Conaway


Exhibit 10.1             Amended and Restated Kmart Corporation Annual
                         Incentive Bonus Plan


Exhibit 11               Statement re: Computation of per Share Earnings