Form 10-Q
period 2001-10-31
KMART CORP
filed 2001-11-27
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2001
                               ----------------

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

                        Yes      X       No
                             ---------       -------


As of October 31, 2001, 498,416,655 shares of Common Stock of Kmart Corporation were outstanding.

                                      INDEX


PART I                       FINANCIAL INFORMATION                                               PAGE
------                       ---------------------                                               ----
Item 1.                      Financial Statements

                             Consolidated Statements of Operations--                               3
                             13 and 39 weeks ended October 31, 2001 and
                             October 25, 2000

                             Consolidated Balance Sheets--                                         4
                             October 31, 2001, October 25, 2000 and
                             January 31, 2001

                             Consolidated Statements of Cash Flows--                               5
                             39 weeks ended October 31, 2001 and
                             October 25, 2000

                             Notes to Consolidated Financial                                    6 - 11
                             Statements

Item 2.                      Management's Discussion and Analysis of Results of                12 - 18
                             Operations and Financial Condition

PART II                      OTHER INFORMATION


Item 6.                      Exhibits and Reports on Form 8-K                                     19

                             Signatures                                                           20


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                          13 WEEKS ENDED                      39 WEEKS ENDED
                                                                ----------------------------------   -------------------------------
                                                                   OCTOBER 31,       OCTOBER 25,        OCTOBER 31,     OCTOBER 25,
                                                                      2001              2000               2001            2000
                                                                ----------------  ----------------   ----------------  -------------
Sales                                                                $  8,019          $  8,199          $ 25,274          $ 25,392
Cost of sales, buying and occupancy                                     6,425             6,518            20,092            20,530
                                                                     --------          --------          --------          --------
Gross margin                                                            1,594             1,681             5,182             4,862
Selling, general and administrative expenses                            1,818             1,697             5,248             5,379
Charges for BlueLight.com and other                                         5                --               120                --
                                                                     --------          --------          --------          --------
Loss before interest, income taxes and dividends
   on convertible preferred securities of subsidiary trust               (229)              (16)             (186)             (517)
Interest expense, net                                                      96                71               267               205
Income tax benefit                                                       (112)              (31)             (143)             (263)

Dividends on convertible preferred securities of subsidiary
 trust, net of income taxes of $6, $6, $18 and $18,
 respectively                                                              11                11                34                34
                                                                     --------          --------          --------          --------
Net loss                                                             $   (224)         $    (67)         $   (344)         $   (493)
                                                                     ========          ========          ========          ========

Basic/Diluted loss per common share:                                 $  (0.45)         $  (0.14)         $  (0.70)         $  (1.00)
                                                                     ========          ========          ========          ========

Basic/Diluted weighted average shares (millions)                        497.8             482.1             492.4             481.9



          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)


                                                                                      (UNAUDITED)
                                                                            ---------------------------------
                                                                              OCTOBER 31,      OCTOBER 25,       JANUARY 31,
                                                                                 2001              2000             2001
                                                                            ----------------  ---------------  ---------------
Current Assets:
  Cash and cash equivalents                                                    $   366           $   285           $   401
  Merchandise inventories                                                        8,318             7,878             6,412
  Other current assets                                                             872               909               811
                                                                               -------           -------           -------
Total current assets                                                             9,556             9,072             7,624

Property and equipment, net                                                      6,968             6,481             6,557
Other assets and deferred charges                                                  483               487               523
                                                                               -------           -------           -------
Total Assets                                                                   $17,007           $16,040           $14,704
                                                                               =======           =======           =======

Current Liabilities:
  Long-term debt due within one year                                           $   478           $   295           $    68
  Trade accounts payable                                                         3,273             2,555             2,093
  Accrued payroll and other liabilities                                          1,438             1,515             1,525
  Taxes other than income taxes                                                    271               267               187
                                                                               -------           -------           -------
Total current liabilities                                                        5,460             4,632             3,873

Long-term debt and notes payable                                                 3,310             2,835             2,084
Capital lease obligations                                                          881               956               943
Other long-term liabilities                                                        612               911               834
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
  $898, $898 and $898, respectively)                                               890               886               887
Common stock, $1 par value, 1,500,000,000 shares authorized;
  498,416,655, 483,391,211 and 486,509,736 shares outstanding,
  respectively                                                                     498               483               487
Capital in excess of par value                                                   1,682             1,567             1,578
Retained earnings                                                                3,674             3,770             4,018
                                                                               -------           -------           -------
Total Liabilities and Shareholders' Equity                                     $17,007           $16,040           $14,704
                                                                               =======           =======           =======




          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                                       39 WEEKS ENDED
                                                                             ------------------------------------
                                                                                 OCTOBER 31,       OCTOBER 25,
                                                                                    2001              2000
                                                                             -----------------   ----------------

CASH FLOW FROM OPERATING ACTIVITIES
  Net loss from continuing operations                                            $  (344)           $  (493)
  Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
     Restructuring, impairments and employee severance                               268                728
     Depreciation and amortization                                                   618                584
     Equity loss in unconsolidated subsidiaries                                       14                  2
     Dividends received from Meldisco                                                 51                 44
     Cash used for store closings and other charges                                  (90)               (46)
     Increase in inventories                                                      (1,901)            (1,142)
     Increase in trade accounts payable                                            1,173                525
     Deferred income taxes and taxes payable                                        (101)              (357)
     Changes in other assets                                                        (131)              (134)
     Changes in other liabilities                                                     68                (34)
                                                                                 -------            -------
  Net cash used for continuing operations                                           (375)              (323)
  Net cash used for discontinued operations                                          (67)               (75)
                                                                                 -------            -------
Net cash used for operating activities                                              (442)              (398)
                                                                                 -------            -------

CASH FLOW FROM INVESTING ACTIVITIES
  Capital expenditures                                                            (1,084)              (699)
  Investment in BlueLight.com                                                        (45)               (55)
                                                                                 -------            -------
Net cash used for investing activities                                            (1,129)              (754)
                                                                                 -------            -------

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                                1,887              1,366
     Issuance of common shares                                                        40                 41
     Purchase of convertible preferred securities of subsidiary trust                 --                (84)
     Purchase of common shares                                                        --                (56)
     Payments on debt                                                               (275)               (61)
     Payments on capital lease obligations                                           (62)               (58)
     Payments of dividends on preferred securities of subsidiary trust               (54)               (55)
                                                                                 -------            -------
Net cash provided by financing activities                                          1,536              1,093
                                                                                 -------            -------

Net decrease in cash and cash equivalents                                            (35)               (59)
Cash and cash equivalents, beginning of year                                         401                344
                                                                                 -------            -------
Cash and cash equivalents, end of period                                         $   366            $   285
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

         Certain reclassifications of prior period financial statements have been made to conform to the current year presentation.


2.   LOSS PER SHARE
     (in millions, except per share data)                 13 Weeks Ended                     39 Weeks Ended
                                                  -------------------------------   ---------------------------------
                                                     October 31,     October 25,     October 31,     October 25,
                                                        2001            2000             2001            2000
                                                  -------------   ---------------   ---------------   ---------------

     Basic/Diluted loss per common share:

     Net Loss                                       $  (224)          $  (67)           $  (344)          $ (493)
     Add: Discount on redemption of
       preferred securities, net                         --                1                 --               10
                                                    -------           ------            -------           ------
     Adjusted net loss available to
       common shareholders                          $  (224)          $  (66)           $  (344)          $ (483)

     Basic/Diluted weighted average
       shares outstanding                             497.8            482.1              492.4            481.9
                                                    =======           ======            =======           ======

     Basic/Diluted loss per common share            $ (0.45)          $(0.14)           $ (0.70)          $(1.00)
                                                    =======           ======            =======           ======



              In each period, certain outstanding stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. As of October 31, 2001, options to purchase 53.5 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from the 13 and 39 week calculations. As of October 25, 2000, options to purchase 46.9 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from the 13 and 39 week calculations. The calculations also exclude the effect of trust convertible preferred securities and written put options. For the 13 and 39 week periods ended October 31, 2001, diluted shares outstanding exclude approximately 59.9 million common shares from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect. For the 13 and 39 week periods ended October 25, 2000, diluted shares outstanding exclude approximately 60.2 million and 61.3 million common shares, respectively, from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect. For the 39 week period ended October 25, 2000, diluted shares outstanding exclude approximately 0.5 million common shares from the potential conversion of written put options due to their anti-dilutive effect.

3.   INVENTORIES AND COST OF MERCHANDISE SOLD

              A substantial portion of our inventory is accounted for using the last-in, first-out ("LIFO") method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at October 31, 2001, October 25, 2000 and January 31, 2001 were $194 million, $202 million and $194 million lower, respectively, than the amounts that would have been reported under the first-in, first-out method.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  INTEREST INCOME

         Interest income is included in the line Interest expense, net in the Consolidated Statements of Operations. For the 13 week periods ended October 31, 2001 and October 25, 2000 interest income was $1 million and $8 million, respectively. For the 39 week periods ended October 31, 2001, and October 25, 2000 interest income was $3 million and $15 million, respectively.

5.  RESTRUCTURINGS

         SUPPLY CHAIN OPERATIONS

         On September 6, 2001 we announced that we would restructure certain aspects of our supply chain infrastructure, including the reconfiguration of our distribution center network and implementation of new operating software across our supply chain. Completion of these actions is expected by the end of the second quarter of 2002. In conjunction with these actions, we will record special charges totaling $189 million ($120 million, after-tax), of which $148 million ($94 million after-tax) is recorded in the third quarter.

         We recorded a $92 million charge related to the planned disposal of supply chain software and hardware and other assets that will no longer be utilized, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As certain components of our supply chain software will continue to be utilized until replaced, depreciation will be accelerated to reflect the revised useful lives and these assets will be fully-amortized by mid-2002. In the third quarter we recorded a charge of $9 million related to the accelerated depreciation on these assets. The expected incremental depreciation aggregates $14 million in the fourth quarter of 2001, and $27 million in 2002.

         A $47 million charge was provided for lease terminations and contractual employment obligations for staff reductions of 956 employees at our distribution centers in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The majority of the employees will be severed in the fourth quarter of fiscal year 2001, with the remaining employees severed in the first quarter of fiscal year 2002. No costs were paid and charged against the reserve during the quarter.

         The following table summarizes the significant components and presentation, in the Consolidated Statements of Operations, of the charge for the restructuring of our supply chain operations during the third quarter of 2001.

                                              Cost of
                                               sales,
                                             buying and
(in millions)                                occupancy        SG&A           Total
                                            ------------   ----------     -----------

Lease obligations                              $ 37           $ --           $ 37
Accelerated depreciation of software              9             --              9
Asset impairment                                  5             87             92
Contractual employment obligations               10             --             10
                                               ----           ----           ----
Total                                          $ 61           $ 87           $148
                                               ====           ====           ====




         BLUELIGHT.COM

         We recorded a $92 million charge ($73 million after-tax) related to our e-commerce site, BlueLight.com, in the second quarter, comprised of $41 million for the impairment of our investment in BlueLight.com and $51 million for the restructuring of our e-commerce business. These charges are included in the line Charges for BlueLight.com and other in the Consolidated Statements of Operations.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Based upon the changed environment for internet businesses, in which the ability for internet businesses to raise capital became restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com. The initial step was executed by acquiring the remaining 40% interest in BlueLight.com, LLC, through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company. BlueLight.com, Inc. and BlueLight.com LLC (hereinafter together or individually, "BlueLight.com") then became wholly-owned subsidiaries of Kmart, which allowed us to execute the subsequent steps of our plan. The purchase price of the additional interest was $85 million, with $69 million being satisfied through the issuance of 6.1 million unregistered shares of Kmart common stock and $16 million paid in cash. Based upon the revised cash flow projections for the business, we recorded a $41 million charge to write-down our investment in BlueLight.com to estimated fair value in accordance with SFAS No.
121. Fair value was estimated using the present value of estimated future cash flows.

         In conjunction with the transaction, the return of capital puts for $62.5 million and the 4.4 million warrants for Kmart stock originally granted to SOFTBANK and other investors, previously disclosed, were terminated. The $62.5 million liability for the return of capital puts, recorded due to the uncertainties surrounding a start-up operation in the highly competitive e-commerce industry, was relieved.

         Of the $51 million restructuring charge, $29 million related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which were located in the headquarters of BlueLight.com, and have not been utilized in the restructured operations. These assets were reduced to the lower of carrying amount or fair value less cost to sell in accordance with SFAS No. 121. Fair value was determined using the present value of estimated future cash flows. Liabilities for lease terminations, contract terminations and other costs totaling $22 million were established in accordance with EITF 94-3 as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. After the application of the provisions of SFAS No. 121, as described above, we had remaining long-lived assets with an estimated fair value of $2.5 million, which are being depreciated over their remaining estimated useful life of 2.5 years.

         During the third quarter, we continued executing our restructuring plan, including formally communicating to 114 employees at the BlueLight.com headquarters expected severance dates and the severance benefit amount they will receive when they are terminated. In conjunction with this communication, we recorded an additional $5 million ($3 million after-tax) charge to provide for these costs. These charges are included in the line Charges for BlueLight.com and other in the Consolidated Statements of Operations. Seventy-three employees were terminated during the quarter.

         We also outsourced the hosting of our site, fulfillment of e-commerce orders and all related customer service. We have substantially completed our restructuring plan and expect to accomplish the remaining steps in the fourth quarter of this year.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The following table provides information regarding liabilities established during the 39 week periods ending October 31, 2001 and October 25, 2000, with respect to the fiscal year 2000 strategic actions charge, the fiscal year 2001 BlueLight.com restructuring charge and the fiscal year 2001 supply chain restructuring charge. The liabilities aggregated $213 million and $288 million at October 31, 2001 and October 25, 2000, respectively.



                                                                 39 Weeks Ended
                                     --------------------------------------------------------------------------
                                                             October 31,                        October 25,
                                                               2001                                 2000
                                     ---------------------------------------------------------  ---------------
($ in millions)                         2001             2001          2000                          2000
                                       Supply         BlueLight      Strategic                    Strategic
                                       Chain            .com          Actions         Total        Actions
                                     -----------     -----------    -----------    -----------   -----------

Balance, beginning of period             $ --           $ --           $177           $177           $ --

Additions charged to earnings:
  Second quarter                           --             92             --             92            740
  Third quarter                           148              5             --            153             --
                                         ----           ----           ----           ----           ----
Total Additions                           148             97             --            245            740

Reductions:
  Cash payments:
    Lease obligations                      --              1             31             32             --
    Employee costs                         --              3             --              3             --
    Contractual obligations                --              2             --              2             --
    Other costs                            --              1             --              1             --
  Non-cash reductions:
    Adjustments                            --             --             --             --             12
    Assets writedowns                     101             70             --            171            440
                                         ----           ----           ----           ----           ----

Balance, end of period                   $ 47           $ 20           $146           $213           $288
                                         ====           ====           ====           ====           ====





6.  OTHER CHARGES

         During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 million ($15 million, net of tax) which is included in our Consolidated Statements of Operations in the line Charges for BlueLight.com and other. The charge includes 130 employees that accepted the VERP offer, with costs aggregating $6 million. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17 million. Our year-to-date payments associated with these actions were $16 million. An additional $3 million will be paid to employees in accordance with the terms of the related severance agreements. Benefit payments to employees accepting the VERP are paid from the Kmart Employee Pension Plan, except certain payments for highly compensated employees which we pay directly.

7.  COMPREHENSIVE INCOME

         Comprehensive income represents net income, adjusted for the effect of other items that are recorded directly to shareholders' equity. Net income and comprehensive income are equivalent for all periods presented.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.  EFFECTIVE TAX RATE

         The effective tax benefit rates for the 13 and 39 week periods ended October 31, 2001 were 34.6% and 31.6%, respectively. In 2001, the actual tax benefit rates are lower than the statutory rate due to the preclusion of recording certain tax benefits related to our acquisition of the remaining interest in BlueLight.com.

9.  INVESTMENTS IN AFFILIATED RETAIL COMPANIES

Meldisco

         For the 13 week period ended October 31, 2001, Meldisco had net sales of $293 million, gross profit of $138 million and net income of $22 million. For the 13 week period ended October 25, 2000, Meldisco had net sales of $305 million, gross profit of $144 million and net income of $23 million.

         For the 39 week period ended October 31, 2001, Meldisco had net sales of $904 million, gross profit of $434 million and net income of $69 million. For the 39 week period ended October 25, 2000, Meldisco had net sales of $946 million, gross profit of $448 million and net income of $72 million.

BlueLight.com

         For the 13 week period ended October 25, 2000, BlueLight.com had net sales of $2 million, no gross profit and a net loss of $21 million.

         For the period from February 1, 2001 to July 31, 2001, BlueLight.com had net sales of $8 million, gross profit of $1 million and a net loss of $55 million. For the 39 week period ended October 25, 2000, BlueLight.com had net sales of $3 million, gross profit of $1 million and a net loss of $58 million.

         BlueLight.com's operations were fully consolidated into our financial statements commencing July 31, 2001.

10. NEW ACCOUNTING PRONOUNCEMENTS

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or thereafter. Also, in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after December 15, 2001. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. The adoption of these statements is not expected to have a material impact on our earnings or financial position.

11. SHARE REPURCHASE PROGRAMS

         In July 2001, we terminated the common stock repurchase program that was initiated in April 1999. Under the program we repurchased approximately 22 million shares of common stock during 1999 and 2000 at a cost of approximately $255 million. We also terminated the trust convertible preferred securities repurchase program that was initiated in February 2000. Under the program we repurchased approximately 2 million shares of trust convertible securities at a cost of approximately $84 million.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

12. OTHER COMMITMENTS AND CONTINGENCIES

Lease Guarantees

         As of October 31, 2001, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:


($ Millions)                          Present Value of         Gross Future
                                        Future Lease              Lease
                                      Obligations @ 7%         Obligations
                                      ----------------       ----------------

The Sports Authority ("TSA")              $188                    $318
Borders Group                               90                     153
OfficeMax                                   69                     101
                                          ----                    ----

Total                                     $347                    $572
                                          ====                    ====



         The possibility of having to honor our contingent obligations is dependent upon the future operating results of the former subsidiaries. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable.

         Our rights and obligations with respect to our guarantee of TSA, OfficeMax and Borders Group leases are governed by Lease Guaranty, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as amended from time to time.

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

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

ITEM 2.

ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS DESCRIBED BELOW

         The following table segregates operating income excluding non-comparable items from operating income as reported in the Consolidated Statements of Operations:


                                                           13 WEEKS                          39 WEEKS
                                             ----------------------------------  -----------------------------------
      ($ MILLIONS)                              OCTOBER 31,       OCTOBER 25,       OCTOBER 31,       OCTOBER 25,
                                                  2001              2000              2001               2000
                                             ---------------   ----------------  ----------------   ----------------

SALES                                          $  8,019           $  8,199           $ 25,274           $ 25,392

COST OF SALES, BUYING AND OCCUPANCY               6,364              6,518             20,031             20,165
                                               --------           --------           --------           --------

GROSS MARGIN                                      1,655              1,681              5,243              5,227

SELLING, GENERAL AND ADMINISTRATIVE               1,731              1,709              5,161              5,016
                                               --------           --------           --------           --------

OPERATING INCOME (LOSS)
  EXCLUDING NON-COMPARABLE ITEMS                    (76)               (28)                82                211

CHARGE FOR SUPPLY CHAIN RESTRUCTURING               148                 --                148                 --
CHARGE FOR BLUELIGHT.COM                              5                 --                 97                 --
CHARGE FOR EMPLOYEE SEVERANCE AND VERP               --                 --                 23                 --
STRATEGIC ACTIONS CHARGE                             --                (12)                --                728
                                               --------           --------           --------           --------

OPERATING LOSS AS REPORTED                     $   (229)          $    (16)          $   (186)          $   (517)
                                               ========           ========           ========           ========

SAME-STORE SALES %                                 (1.5%)              1.4%               0.4%               0.7%

EPS EXCLUDING NON-COMPARABLE ITEMS             $  (0.25)          $  (0.16)          $  (0.32)          $  (0.04)
                                               ========           ========           ========           ========

EPS INCLUDING NON-COMPARABLE ITEMS             $  (0.45)          $  (0.14)          $  (0.70)          $  (1.00)
                                               ========           ========           ========           ========




         SALES for the 13 weeks ended October 31, 2001 were $8,019 million, a decrease of 2.2% from sales of $8,199 million for the 13 weeks ended October 25, 2000. Sales for the 39 weeks ended October 31, 2001 were $25,274 million, a decrease of 0.5% from sales of $25,392 for the 39 weeks ended October 25, 2000. The decrease in total sales is due in part to the reduction in the number of Kmart stores from 2,163 at October 25, 2000 to 2,113 at October 31, 2001. Same-store sales decreased 1.5% for the 13 week period ended October 31, 2001 and increased 0.4% for the 39 week period ended October 31, 2001. The decrease in same-store sales for the 13 weeks ended October 31, 2001, is due primarily to the effect of prior year clearance sales of discontinued merchandise, the deflationary effect of our BlueLight Always program, under which we lowered prices on approximately 38,000 high-frequency items, and fewer sales transactions due to reduced promotional activity. Same-store sales include sales of all stores open, that have been open for greater than 13 full months.

         Divisions showing particular strength on a year-to-date basis included pharmacy, beauty and health care, home entertainment and food and consumables. We opened 16 stores and closed 8 stores during the 39 weeks ended October 31, 2001. A weekly report of our sales performance at our over 2,100 retail stores is available by phone at (248) 614-0480. Additional information is also available at our website www.bluelight.com.

         GROSS MARGIN decreased $26 million to $1,655 million, for the 13 weeks ended October 31, 2001, from $1,681 million for the 13 weeks ended October 25, 2000. Gross margin, as a percentage of sales, was 20.6% and 20.5% for the 13 weeks ended October 31, 2001 and October 25, 2000, respectively. The increase in gross margin, as a percentage of sales, is attributable to lower food and consumable distribution costs under

                                KMART CORPORATION
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)


our arrangement with Fleming and unfavorable prior year distribution center physical inventory results, partially offset by an increase in sales, as a percentage of total sales, of food and consumables, which carry a lower margin. In addition, lower promotional and clearance markdowns offset price reductions attributable to the BlueLight Always program.

         For the 39 week period ended October 31, 2001 gross margin increased $16 million to $5,243 million from $5,227 million for the 39 week period ended October 25, 2000. Gross margin, as a percentage of sales, was 20.8% and 20.6% for the 39 week periods ended October 31, 2001 and October 25, 2000, respectively. The increase in gross margin, as a percentage of sales, is attributable to lower distribution costs under our arrangement with Fleming, solid performance in reducing store shrinkage, and unfavorable prior year distribution center physical inventory results, partially offset by an increase in sales, as a percentage of total sales, of food and consumables, which carry a lower margin, and pricing effects of our BlueLight Always program.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES increased $22 million for the 13 weeks ended October 31, 2001 to $1,731, or 21.6% of sales, from $1,709, or 20.8% of sales, for the 13 weeks ended October 25, 2000. The increase is due primarily to wage rate increases and additional investment in store labor.

         SG&A expenses increased $145 million for the 39 weeks ended October 31, 2001 to $5,161, or 20.4% of sales, from $5,016, or 19.7% of sales, for the 39 weeks ended October 25, 2000. The increase is due primarily to wage rate increases, additional investment in store labor and utility rate increases, partially offset by reductions in net advertising costs.

         OPERATING LOSS for the 13 weeks ended October 31, 2001 was $76 million, or 1.0% of sales, as compared to an operating loss of $28 million, or 0.3% of sales, for the same period of the prior year. For the 39 week period ended October 31, 2001 operating income was $82 million, or 0.4% of sales, as compared to $211 million, or 0.9% of sales, for the comparable period of the previous year. Due to the seasonal nature of the retail industry, merchandise sales are historically higher in the fourth quarter than any other period, resulting in a disproportionate amount of operating income earned in the fourth quarter. As a result, operating performance for the 13 and 39 weeks ended October 31, 2001 is not necessarily indicative of operating performance for the entire year.

         NET INTEREST EXPENSE for the 13 weeks ended October 31, 2001 and October 25, 2000 was $96 million and $71 million, respectively. For the 39 week periods ended October 31, 2001 and October 25, 2000, net interest expense was $267 million and $205 million, respectively. Net interest expense increased as a result of the issuance in January 2001 of $400 million of 9.375% Notes due January 2006, the issuance in June 2001 of $430 million of 9 7/8% Notes due June 2008 and increased borrowings under our Revolving Credit Agreement ("Revolver"). See "Liquidity and Financial Condition."

LIQUIDITY AND FINANCIAL CONDITION

         Our primary sources of working capital are cash flows from operations and borrowings under our credit facilities. We had working capital of $4,096, $4,440 and $3,751 million at October 31, 2001, October 25, 2000 and January 31, 2001, respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable (net inventory) and the level of store openings and closings. There were $1.46 billion borrowings outstanding under our $1.60 billion Revolver at the end of the third quarter of fiscal 2001. There were $1.37 billion borrowings outstanding under our existing credit facilities at the end of the third quarter of fiscal 2000.

         Net cash used for operating activities for the 39 weeks ended October 31, 2001 was $442 million as compared to net cash used for operating activities of $398 million for the same period in 2000. The increase in cash used for operating activities as compared to the same period of the prior year was primarily the result of lower net earnings, excluding non-comparable items, and higher inventory purchases. Inventory increased by $1,906 million during the first 39 weeks of fiscal year 2001 due to seasonal inventory fluctuations and actions taken to improve our overall in-stock position.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

         Net cash used for investing activities was $1,129 million for the 39 weeks ended October 31, 2001 compared to $754 million for the same period in 2000. The increase in cash used for investing activities was primarily due to higher capital expenditures for the expansion of Kmart stores to Kmart Super Centers, construction of new Kmart Super Centers, expansion of midways to provide easier traffic flow for our customers and to increase visibility of promotional items and an investment in point-of-sale equipment.

         Net cash provided by financing activities was $1,536 million for the 39 weeks ended October 31, 2001 compared to net cash provided by financing activities of $1,093 million for the comparable period in 2000. The increase in cash provided was primarily the result of the issuance of $430 million of 9 7/8% Notes due June 2008 and increased borrowings under the Revolver, partially offset by the paydown of $262 million Collateralized Mortgage Backed Securities in July.

         In July 2001, we terminated the common stock repurchase program that was initiated in April 1999 and the trust convertible preferred securities repurchase program initiated in February 2000. We repurchased approximately 22 million shares of common stock at a cost of approximately $255 million and 2 million shares of trust convertible securities at a cost of approximately $84 million under the programs.

         On November 15, 2001 we signed an agreement for the renewal of our unsecured 364-Day Credit Facility ("Facility") for the amount of $400 million. The Facility is scheduled to fund concurrent with the expiration of the current facility on or before December 2, 2001.

         We believe that future operating cash flows and our financing arrangements (including the Facility) will be sufficient to meet our liquidity needs.

DESCRIPTION OF NON-COMPARABLE ITEMS

         During the first nine months of fiscal years 2000 and 2001, we have instituted certain restructuring actions to improve our operations. These actions are summarized below:

   SUPPLY CHAIN OPERATIONS

         On September 6, 2001 we announced that we would restructure certain aspects of our supply chain operations. This restructuring program focuses on the supply chain infrastructure, including the reconfiguration of our distribution center network and implementation of new operating software across our supply chain. As a result of these actions, we recorded a pre-tax charge of $148 million during the third quarter of 2001.

         Reconfiguration of the distribution center network entails the replacement of two aging distribution centers with two state-of-the-art facilities. The existing distribution centers are not properly fitted for softline DC operations and require significant investment to upgrade. Replacing the facilities will enable increased throughput and quicker inventory turns. In addition, the distribution of slower-moving goods are being centralized at one newly designated center, to improve efficiency across all other centers and facilitate the expansion of our BlueLight Always campaign. During the third quarter we recorded a pre-tax charge of $37 million for a reserve for future lease obligations related to the closing of the two aging distribution centers and a $10 million charge to provide for contractual employee obligations. These charges are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations. There were no reductions to the reserve during the third quarter. We recorded an $87 million charge for the disposal of computer equipment and software, leasehold improvements and other assets that will no longer be utilized. These charges are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. In addition, we recorded a $5 million charge for other supply chain assets which are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations.

         New real-time distribution software will be implemented across our supply chain improving product flow and efficiency while enabling a world class distribution network. The current warehouse management software system does not provide adequate performance reporting and is not cost effective to upgrade. Due to increased efficiency associated with the new software we will be able to increase productivity through improved cube management while reducing labor costs. Completion of the implementation is expected by the

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

end of the second quarter of fiscal 2002. The existing supply chain software will continue to be utilized until replaced in 2002. Depreciation will be accelerated to reflect the remaining revised useful lives. We recorded a charge of $9 million related to the accelerated depreciation for these assets in the third quarter. These charges are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations.

         As a result of these actions we expect earnings before income taxes to increase by approximately $15 million per year. These savings will be achieved through reductions in labor costs, depreciation expense and maintenance costs, and increased productivity.

         The following table summarizes the significant components and presentation, in the Consolidated Statements of Operations, of the charge for the restructuring of our supply chain operations during the third quarter of 2001.



                                             Cost of
                                              sales,
                                           buying and
(in millions)                               occupancy     SG&A        Total
                                           -----------  --------    ----------

Lease obligations                            $ 37         $ --         $ 37
Accelerated depreciation of software            9           --            9
Asset impairment                                5           87           92
Contractual employment obligations             10           --           10
                                             ----         ----         ----
Total                                        $ 61         $ 87         $148
                                             ====         ====         ====

BLUELIGHT.COM

         As a result of the changed environment for internet businesses, in which the ability for internet businesses to raise capital became restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com.

         At the end of the second quarter, we acquired the remaining 40% interest in BlueLight.com, giving us control of the entity. To acquire the 40% interest, we issued $69 million in shares of Kmart common stock and paid $16 million in cash for a total purchase price of $85 million. In connection with the acquisition, the return of capital put rights were terminated, the related $62.5 million liability was relieved, and the 4.4 million warrants for Kmart common stock issued to SOFTBANK and other investors were cancelled.

         As a result of these activities, we recorded a $92 million charge ($73 million after-tax) in the second quarter. Of the charge, $41 million related to the impairment of our investment in Bluelight.com, which was written down to fair value. This charge was recorded based upon our revised cash flow projections for the business in accordance with SFAS No. 121. The remaining $51 million of the charge related to the restructuring of our e-commerce business.

         Of the $51 million restructuring charge, $29 million related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which were in the headquarters of BlueLight.com, and have not been utilized in the restructured operations. This charge was recorded in accordance with SFAS No. 121. Liabilities for lease terminations, contract terminations and other costs totaling $22 million were established as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. During the quarter, $5 million has been paid and charged against the liability.

         During the third quarter, we continued executing our restructuring plan, including formally communicating severance benefits to 114 employees at the BlueLight.com headquarters and terminating seventy-three of those employees during the quarter. We recorded an additional $5 million ($3 million after-

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

tax) charge to provide for these costs, $2 million of which has been paid and charged against the liability during the quarter.

         We also outsourced the hosting of our site, fulfillment of e-commerce orders and all related customer service. We have substantially completed our restructuring plan and expect to accomplish the remaining steps in the fourth quarter of fiscal year 2001. We expect the restructuring will reduce the operating costs of BlueLight.com by over 80%, which will improve our e-commerce results of operations by over $30 million in 2002 from 2001 levels.

         All charges for the restructuring and impairment of the investment are included in the line Charges for BlueLight.com and other in the Consolidated Statements of Operations. The results of BlueLight.com's operations are fully consolidated in our financial statements commencing July 31, 2001.

EMPLOYEE SEVERANCE AND VERP

         During the first quarter of 2001, we realigned our organization around our three strategic imperatives: to dramatically improve retail execution to achieve World Class Execution throughout our business, to create a Customer Centric Culture so our behaviors are linked to serving our customers, and to aggressively pursue Sales and Marketing Opportunities to define a market position differentiating Kmart from our competitors. As a result of our realignment, our workforce was reduced by 350 employees in the first quarter through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 million ($15 million, net of tax) which is included in our Consolidated Statements of Operations in the line Charges for BlueLight.com and other. The charge relates to 130 employees that accepted the VERP offer, with costs aggregating $6 million. The remaining 220 employees were severed and given post- employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17 million. Payments associated with these actions have aggregated $16 million. An additional $3 million will be paid to employees in accordance with the terms of the related severance agreements. Benefit payments to employees accepting the VERP are paid from the Kmart Employee Pension Plan, except certain payments for highly compensated employees which we pay directly.

2000 STRATEGIC ACTIONS

         In the second quarter of 2000, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart and Kmart Super Center stores, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these actions, we recorded a pre-tax charge of $740 million ($471 million after-tax) during the second quarter of 2000. During the third quarter of fiscal year 2000, we reduced this charge by $12 million ($8 million after-tax) due to reducing the number of scheduled store closings from 72 to 69, thus reducing the reserve for closed stores from $300 million to $288 million. There were no other adjustments to the reserve during the period.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

         The impact of these restructuring charges on our effective tax rate for the 13 and 39 week periods ended October 31, 2001 is summarized in the following tables.


                                                                            13 Weeks ended October 31, 2001
                                                             -----------------------------------------------------------
                                                                 As           BlueLight         Supply        Excluding
($ in millions)                                               Reported          .com            Chain          Charges
                                                              --------        ---------       ---------      -----------
Loss before interest, income tax and dividends on
  convertible preferred securities of subsidiary trust         $(229)          $  (5)          $(148)          $ (76)
Interest expense, net                                             96              --              --              96
Income tax benefit                                              (112)             (2)            (54)            (56)
Dividends on convertible preferred securities of
  subsidiary trust, net of income taxes                           11              --              --              11
                                                               -----           -----           -----           -----

Net loss                                                       $(224)          $  (3)          $ (94)          $(127)
                                                               =====           =====           =====           =====
Effective tax benefit rate                                      34.6%           36.5%           36.5%           33.0%
                                                               =====           =====           =====           =====




                                                                               39 Weeks ended October 31, 2001
                                                             ------------------------------------------------------------------
                                                                As         BlueLight      Supply        Other         Excluding
($ in millions)                                              Reported       .com          Chain        Charges         Charges
                                                             --------     ---------     ---------     -----------    -----------

Loss before interest, income tax and dividends on
  convertible preferred securities of subsidiary trust       $(186)        $ (97)        $(148)         $ (23)          $  82
Interest expense, net                                          267            --            --             --             267
Income tax benefit                                            (143)          (20)          (54)            (8)            (61)
Dividends on convertible preferred securities of
  subsidiary trust, net of income taxes                         34            --            --             --              34
                                                             -----         -----         -----          -----           -----
Net loss                                                     $(344)        $ (77)        $ (94)         $ (15)          $(158)
                                                             =====         =====         =====          =====           =====
Effective tax benefit rate                                    31.6%         21.1%         36.5%          33.0%           33.0%
                                                             =====         =====         =====          =====           =====





OTHER MATTERS

Lease Guarantees

         We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations we guaranteed is approximately $347 million. The possibility of having to honor our contingent obligations is dependent upon the future operating results of these former subsidiaries.

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

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This quarterly report, as well as other verbal or written statements or reports made by or on behalf of the Company, may contain or may incorporate material by reference which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to:

-    general economic conditions
- weather conditions, including those which affect buying patterns of our customers,
- changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,
-    the availability and the cost of various sources of capital,
-    competitive pressures and other third party actions,
- ability to timely acquire desired goods and/or fulfill labor needs at planned costs,
- ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,
-    regulatory and legal developments, and
-    other factors affecting business beyond our control.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 10   -   Special Supplemental Executive Retirement Plan
         Exhibit 10.1 -   Long Term Cash Incentive Plan

         In reliance upon Item 601(B)(4)(iii)(A) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the registrant are not being filed herewith because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Kmart. We agree to furnish a copy to the Commission upon request of the following instruments defining the rights of holders of long-term debt:

         9 7/8% Notes Due 2008

(b)      Reports on Form 8-K:

         We filed a Current Report on Form 8-K dated September 6, 2001 to report, under Item 5, that Kmart Corporation issued a press release announcing the restructuring of our supply chain operations and related charge to earnings and to furnish, under item 7, a copy of the press release.

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



















                   Date:                   November 27, 2001
                                           Kmart Corporation
                            ------------------------------------------------
                                             (Registrant)


                   By:                  /s/ John T. McDonald, Jr.
                            ------------------------------------------------
                                           John T. McDonald, Jr.
                                    EXECUTIVE VICE PRESIDENT AND
                                      CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)

                                       /s/ Richard J. Noechel
                            ------------------------------------------------
                                         Richard J. Noechel
                                         VICE PRESIDENT AND
                                             CONTROLLER
                                   (Principal Accounting Officer)

                                 Exhibit Index


Exhibit No.                     Description

  10                            Special Supplemental Executive
                                Retirement Plan

  10.1                          Long Term Cash Incentive Plan