Form 10-K
period 2002-01-29
KMART CORP
filed 2002-05-15
CIK 56824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JANUARY 30, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO          .

                           COMMISSION FILE NO. 1-327

                             ---------------------

                               KMART CORPORATION
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                                      38-0729500
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          3100 WEST BIG BEAVER ROAD                                48084
                TROY, MICHIGAN                                   (zip code)
   (Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (248) 463-1000

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $1.00 par value             New York, Pacific and Chicago Exchanges

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

     The aggregate market value of voting stock including Common Stock held by non-affiliates of the Registrant on May 1, 2002 was $628,361,591. The market value of the Common Stock is based on the closing price on the New York Stock Exchange on such date.

     As of May 1, 2002, 502,689,273 shares of Common Stock of the Registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

HISTORY

     Kmart Corporation and subsidiaries ("Kmart," "we" or "our") is the nation's second largest discount retailer and the fourth largest general merchandise retailer. Kmart was incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by its founder, S. S. Kresge, who opened his first store in 1899. After operating Kresge department stores for over 45 years, our store program commenced with the opening of the first Kmart store in March 1962. Our principal executive offices are located at 3100 West Big Beaver Road, Troy, Michigan 48084.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On January 22, 2002 ("Petition Date"), Kmart and 37 of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court") under case numbers 02 B 02462 through 02 B 02499. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. Case No. 02 B 02474." The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code.

     We decided to seek judicial reorganization based upon a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter, the evaporation of the surety bond market and erosion of supplier confidence. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility. As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     At first day hearings held on January 22 and 25, 2002, the Court entered orders granting authority to Kmart to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from January 22, 2002, and to honor customer service programs, including warranty returns, layaways and gift certificates. On January 25, 2002, the Court also gave interim approval for $1.15 billion of a $2 billion senior secured debtor-in-possession financing facility ("DIP Credit Facility") for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility underwritten by JP Morgan Chase Bank, Fleet Retail Finance, Inc., General Electric Capital Corporation and Credit Suisse First Boston to supplement our cash flow from operations during the reorganization process. A description of the DIP Credit Facility appears in
Item 7. Management's Discussion and Analysis -- Analysis of Financial Condition.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Kmart generally may not be enforced. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2003 or 2004, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to solicit a plan of reorganization for 120 days. On April 23, 2002, the Court extended to August 7, 2002, the period in which Kmart has the exclusive right to file a plan of reorganization and extended to October 4, 2002, the period in which Kmart has the exclusive right to submit acceptances of its plan. A hearing to extend further these exclusive periods is scheduled for July 24, 2002. Further extensions may be granted or rejected by the Court. If the Debtors fail to file a plan of reorganization during such period or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Court, upon certain findings being made by the Court which are required by the Bankruptcy Code. The Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

     Under the Bankruptcy Code, we may assume or reject executory contracts, including lease obligations, subject to the approval of the Court and certain other conditions. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Unless otherwise agreed, the assumption of an executory contract will require Kmart to cure all prior defaults under the related executory contract, including all pre-petition liabilities. In this regard, we expect that liabilities subject to the proceedings will arise in the future as a result of the rejection of additional executory contracts, including leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, we would expect that the assumption of additional executory contracts and unexpired leases may convert liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty. Kmart has incurred, and will continue to incur, significant costs associated with the reorganization.

     On April 15, 2002, we filed with the Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. We have mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is July 31, 2002. Differences between amounts scheduled by Kmart and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process will not commence until after the July 31, 2002 bar date and, in light of the number of creditors of the Debtors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

     The United States Trustee has appointed an unsecured creditors committee and a financial institutions committee. A request has also been made for the establishment of an equity holders committee. The official committees and their legal representatives have a right to be heard on all matters that come before the Court, and are the primary entities with which Kmart will negotiate the terms of a plan of reorganization. There can be no assurance that these committees will support Kmart's positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between Kmart and these committees could protract the bankruptcy proceedings, could negatively impact Kmart's ability to operate during bankruptcy and could delay Kmart's emergence from bankruptcy.

     We have filed over 100 motions in the Chapter 11 case whereby we were granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for our reorganization efforts. In addition to motions pertaining to real estate disposition matters, we have obtained orders providing for, among other things, (i) implementation of a key employee retention and incentive program, (ii) authorization of a second lien for vendors in connection with our secured inventory trade credit program, (iii) authorization of a settlement agreement with our sureties who support our self-insurance program and state licensing requirements, and (iv) the extension of time to assume or reject leases.

     At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization.

     Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery to creditors, trust convertible preferred securities holders and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could also result in holders of Kmart common stock receiving no value for their interests. Because of such possibilities, the value of the common stock is highly speculative. Accordingly, Kmart urges that appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

     The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The ability of Kmart to continue as a going concern is predicated upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility and the ability to generate cash flows from operations and obtain financing sources sufficient to satisfy our future obligations. Please refer to Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, and Note 1 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for additional information.

RESTATEMENT OF FISCAL 2001 UNAUDITED QUARTERLY FINANCIAL DATA

     Given our recent bankruptcy filing and the increased uncertainty relating to vendor rebates and allowances ("allowances") and the corresponding difficulty in reliably estimating such amounts in the future, we concluded that it would be preferable to change our accounting method for interim recognition of such cost recoveries from vendors. Under the new methodology, Kmart will recognize a cost recovery from vendors only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed. This change in methodology does not affect the results that otherwise would have been reported for the full fiscal year, but rather affects the interim recognition of allowances during the year. We believe our new method is preferable because it provides higher precision, better verifiability, reduced reliance on estimates and is consistent with an analogous application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." While this change in method was adopted in the fourth quarter of fiscal 2001, generally accepted accounting principles require the restatement of the first three quarters of fiscal 2001 to reflect this change.

     Additionally, in January 2002, Kmart announced that we had received an anonymous letter sent to the Securities and Exchange Commission ("SEC"), our auditors and directors expressing concern with respect to various matters. Accordingly, the Board of Directors instructed that an internal investigation be undertaken under the supervision of the Audit Committee by outside legal counsel, with the assistance of independent accounting advisors. We delayed filing our Form 10-K for the fiscal year ended January 30, 2002 to provide, among other things, additional time to review the results, based on information available to date, of the investigation.

     Based on the results of the investigation to date, as well as the results of our new management team's review of Kmart's accounting policies and methods, we concluded that (1) an adjustment should be made with respect to the accounting for up-front consideration in a transaction from a vendor which more appropriately should have been deferred and recognized over the life of the contract and (2) the recording of additional general liability reserves in the fourth quarter was more appropriately designated as a second quarter event. Accordingly, adjustments were made for such transactions, including restatements of previously reported quarterly financial statements for fiscal 2001. Our financial statements for prior fiscal years were not affected.

     We will be filing amendments to our quarterly reports on Form 10-Q for the first three quarters of fiscal 2001 as soon as is practicable, in order to restate the Consolidated Financial Statements therein. The summarized quarterly financial information included in this Form 10-K has been restated. For information regarding the restatement, see Notes 2 and 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

OPERATIONS

     We operate in the general merchandise retailing industry through 2,114 Kmart discount stores with locations in each of the 50 United States, Puerto Rico, the U.S. Virgin Islands and Guam, and through our e-commerce shopping site, www.bluelight.com. Our general merchandise retail operations are located in 324 of the 331 Metropolitan Statistical Areas in the United States. Kmart stores are generally one-floor, free-standing units ranging in size from 40,000 to 194,000 square feet. On March 20, 2002, the Court approved the closure of 283 stores located in 40 states and in Puerto Rico, or approximately 13% of our 2,114 stores. We anticipate closing these locations in the second quarter of fiscal 2002, following liquidation sales.

     We currently have 124 Kmart Supercenters that combine a full grocery, deli, bakery, video rental and 24 hour/seven-days-a-week availability along with the general merchandise selection of a Kmart discount store. Kmart Supercenters represent the third largest super center operation in the United States. The store closings noted above include 12 Kmart Supercenters.

     A key component of our developing strategy is to invest in merchandising and marketing initiatives to enhance our strategic positioning by offering exclusive brands that will differentiate us from our competitors, including Martha Stewart Everyday home, garden, colors, baby, kitchen, keeping and decorating products, along with candles and accessories; Jaclyn Smith women's apparel, jewelry and accessories; Kathy Ireland women's apparel, accessories and exercise equipment; Disney apparel for infants and children; Sesame Street apparel for infants and children; Route 66 men's and women's apparel and accessories; and JOE BOXER apparel, accessories and home furnishings. We are seeking or have received Court approval to continue our relationships with most of these key brand partners.

     We will optimize our supply chain to maximize efficiencies and service capabilities. We are continuing to evaluate the performance of every store and terms of every lease. We are pursuing opportunities to reduce annual expenses through reengineering the organization, staff reductions, office consolidations and other actions.

     Based upon our results under the BlueLight Always campaign during 2001, we have scaled back the strategy under which we lowered prices from a peak of over 30,000 items to approximately 18,000 items through the end of January 2002. During fiscal 2002, we plan to rely more heavily on promotional activities.

     Information regarding our discontinued operations and dispositions appears in Note 9 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

     Information regarding our analysis of operations and financial condition appears in Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, of this Form 10-K.

COMPETITION

     We have several major competitors on a national level, including Wal-Mart, Target, Sears, Kohl's, and J.C. Penney, and many competitors on a local and regional level which compete with our individual stores. Success in this competitive market is based on factors such as price, quality, service, product assortment and convenience.

SEASONALITY

     Due to the seasonal nature of the retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth quarter than any other period, a disproportionate amount of operating cash flows are generated in the fourth quarter. In preparation for the fourth quarter holiday season, we significantly increase our merchandise inventories, which traditionally have been financed by cash flows from operations, bank lines of credit, trade credit and terms from vendors. Our profitability and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented over 30% of total net sales in fiscal 2001.

CREDIT SALES

     Kmart and Capital One Financial Corporation ("Capital One") launched a Kmart MasterCard on September 25, 2000. The Kmart MasterCard combines the exclusivity of private label card benefits along with MasterCard's global acceptance at more than 18 million locations. Capital One is the exclusive issuer and creditor of the Kmart MasterCard and is responsible for the evaluation and approval of credit applications for the Kmart MasterCard. As of January 30, 2002, there were 4,285,000 cardholders. Kmart bears no credit risk or risk of loss with respect to any Kmart MasterCard account. The former private label Kmart Credit Card through Household Bank (SB), N.A., a unit of Household International, Inc. was discontinued in October 2000. In addition to the Kmart MasterCard program, which is owned and operated by Capital One, all of our stores accept major bank credit cards as payment for merchandise.

EMPLOYEES

     We employed approximately 234,000 persons as of January 30, 2002. Approximately 22,000 employees will be affected by the store closures expected to be completed in the second quarter of fiscal 2002.

FOOD AND CONSUMABLES DISTRIBUTION AGREEMENT

     In February 2001, we entered into a strategic alliance with Fleming Companies, Inc. ("Fleming"). During the ten-year term of the agreement, Fleming will supply substantially all food and consumables products in all current and future Kmart stores and Kmart Supercenters. Under terms of the agreement, Fleming provides procurement, storage, and logistics functions. Fees paid to Fleming under the agreement for such services vary based on volume and other factors. We continue to be responsible for in-store product pricing, promotional planning, assortment planning and in-store display. This agreement created a strategic alliance between Fleming and Kmart to merchandise, procure and distribute pantry and supermarket products in the most cost efficient manner and to provide for the joint exploration, evaluation, and implementation of practices and procedures to reduce total supply chain costs. Fleming began supplying merchandise under the new agreement in early fiscal 2001.

EFFECT OF COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material adverse effect on capital expenditures, earnings or the competitive position of Kmart and its subsidiaries.

ITEM 2.  PROPERTIES

     At January 30, 2002, we operated a total of 2,114 general merchandise stores which are located in the United States, Puerto Rico, the U.S. Virgin Islands and Guam. We lease our store facilities, with the exception of 133 stores that we own. Our store leases are generally for terms of 25 years with multiple five-year renewal options that allow us the option to extend the life of the lease up to 50 years beyond the initial non-cancelable term. On March 20, 2002, the Court approved the closure of 283 stores in 40 states and in Puerto Rico.

     We own our headquarters and one administrative building in Troy, Michigan and lease an administrative building in Royal Oak, Michigan. We own one distribution center and lease 17 other distribution centers in the United States for initial terms of 10 to 30 years with options to renew for additional terms. In addition, we own or lease 169 parcels not currently used for store operations, the majority of which are rented to others.

     A description of our leasing arrangements appears in Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     On the Petition Date, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al., case No. 02 B 02474." Included in the Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities and results of operations of such non-filing subsidiaries are not considered material to the Consolidated Financial

Statements. We retain control of our assets and are authorized to operate the business as a debtor-in-possession while being subject to the jurisdiction of the Court. As of the Petition Date, all pending litigation is stayed, and absent further order of the Court, no party may take any action to recover on pre-petition claims against Kmart and 37 of its U.S. subsidiaries. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their fair value and the equity interests of our shareholders may have no value. See Item 1. Business Proceedings Under Chapter 11 of the Bankruptcy Code.

     Kmart has been provided with copies of anonymous letters sent to the SEC, our auditors, directors and legal counsel expressing concern with respect to various matters. The letters purport to be sent by certain of our employees. The letters have been referred to the Audit Committee, which has engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U.S. Attorney's office for the Eastern District of Michigan with respect to their investigations of these matters.

     Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock between May 17, 2001 and January 22, 2002, inclusive, naming Charles Conaway as CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan, allege that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. Kmart is not a defendant.

     Kmart is involved in discussions with the United States Attorney for the District of Puerto Rico regarding a criminal investigation arising out of the alleged actions of certain of our employees following the 1998 Hurricane Georges.

     On March 18, 2002, a purported class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various officers and directors of Kmart alleging breach of fiduciary duty under ERISA for excessive investment in company stock; failure to provide complete and accurate information about Kmart common stock and failure to provide accurate information regarding our financial condition. Class action allegations are also made for current and former employees who participate in the Kmart Corporation Retirement Savings Plan. Kmart is not a defendant.

     Kmart is a defendant in six putative class actions and one multi-plaintiff case pending in California, all relating to our classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act and the California Labor Code and our alleged failure to pay overtime wages as required by these laws. These seven wage-and-hour cases were all filed during 2001 and are currently pending in the U.S. District Court for the Eastern District of California (Henderson v. Kmart), the U.S. District Court for the Central District of California (Gulley v. Kmart, the multi-plaintiff case, which was originally brought in state court) and the Superior Courts of the State of California for the Counties of Alameda, Los Angeles and Riverside (Panossian v. Kmart, Wallace v. Kmart, Pierce v. Kmart, Hancock v. Kmart, Pryor v. Kmart). If all of these cases were determined adversely to Kmart, the resulting damages would have a material adverse impact on our results of operations and financial condition. However, there have been no class certifications, all of the cases are stayed as a result of the Company's bankruptcy and, based on our initial investigations, we believe that the Company has numerous defenses to each of these claims. As a result, we are currently unable to quantify the financial exposure of these cases.

     We are a party to a substantial number of other claims, lawsuits, and pending actions, most of which are routine and all of which are incidental to our business. Some matters involve claims for large amounts of damages as well as other relief. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Although the final consequences of these proceedings are not presently determinable, in the opinion of management, they are not expected to have a material adverse affect on our liquidity, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR KMART'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York, Pacific and Chicago Stock Exchanges. There were approximately 75,997 shareholders of record of Kmart common stock as of May 1, 2002.

     The quarterly high and low sales prices for our common stock for the two most recent fiscal years are set forth in Note 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data, of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The table below summarizes our recent financial information. For further information, refer to our Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data, of this Form 10-K.

CONSOLIDATED SELECTED FINANCIAL DATA
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                2001      2000      1999      1998      1997
----------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Total sales(1)...............................  $36,151   $37,028   $35,925   $33,674   $32,183
Comparable sales %(2)........................     (0.1%)     1.1%      4.8%      4.8%      4.8%
Total sales %................................     (2.4%)     3.1%      6.6%      4.6%      2.4%
U.S. Kmart total sales %.....................     (2.4%)     3.1%      6.6%      5.6%      5.0%
Cost of sales, buying and occupancy..........   29,936    29,658    28,111    26,319    25,152
Selling, general and administrative
  expenses...................................    7,588     7,402     6,558     6,283     6,178
Restructuring, impairment and other
  charges....................................    1,099        --        --        19       114
Interest expense, net........................      344       287       280       293       363
Continuing income (loss) before income taxes,
  preferred dividend, and reorganization
  items......................................   (2,816)     (332)    1,020       798       418
Chapter 11 reorganization items..............      184        --        --        --        --
Net income (loss) from continuing
  operations(3)..............................   (2,587)     (244)      633       518       249
Discontinued operations......................      169        --      (230)       --        --
Net income (loss)............................   (2,418)     (244)      403       518       249
PER COMMON SHARE
Basic:
  Continuing income (loss)...................  $ (5.23)  $ (0.48)  $  1.29   $  1.05   $  0.51
  Discontinued operations....................  $  0.34   $    --   $ (0.47)  $    --   $    --
  Net income (loss)..........................  $ (4.89)  $ (0.48)  $  0.82   $  1.05   $  0.51
Diluted:(4)
  Continuing income (loss)...................  $ (5.23)  $ (0.48)  $  1.22   $  1.01   $  0.51
  Discontinued operations....................  $  0.34   $    --   $ (0.41)  $    --   $    --
  Net income (loss)..........................  $ (4.89)  $ (0.48)  $  0.81   $  1.01   $  0.51
Book value...................................  $  6.87   $ 12.50   $ 13.10   $ 12.12   $ 11.15
FINANCIAL DATA
Working capital(5)...........................  $ 7,260   $ 3,751   $ 4,083   $ 4,174   $ 4,237
Total assets.................................   14,298    14,832    15,208    14,255    13,625
Liabilities subject to compromise............    8,060        --        --        --        --
Long-term debt(5)............................      330     2,084     1,759     1,538     1,725
Long-term capital lease obligations..........      857       943     1,014     1,091     1,179
Trust convertible preferred securities.......      889       887       986       984       981
Capital expenditures.........................    1,456     1,089     1,277       981       678
Depreciation and amortization................      824       777       770       671       660
Current ratio(5).............................     12.6       1.9       2.0       2.1       2.3
Basic weighted average shares outstanding
  (millions).................................      494       483       492       492       487
Diluted weighted average shares outstanding
  (millions)(4)..............................      494       483       562       565       492
Number of Stores.............................    2,114     2,105     2,171     2,161     2,136
U.S. Kmart store sales per comparable selling
  square footage.............................  $   235   $   236   $   233   $   222   $   211
U.S. Kmart total selling square footage
  (millions).................................      154       153       155       154       151

(1) Our fiscal year ends on the last Wednesday in January. Fiscal 2000 consisted of 53 weeks.

(2) Comparable store sales for 2000 are based on the 52 week period ended January 24, 2001.

(3) Net income (loss) from continuing operations includes not only the items in Restructuring, impairment and other charges of $23 for VERP/Severance, $97 for BlueLight.com, and $979 for asset impairments in 2001, $19 ($13 net of tax) related to Voluntary Early Retirement Programs in 1998 and $114 ($81 net of tax) related to Voluntary Early Retirement Programs in 1997, but also includes in 2001, 2000 and 1999 non-comparable charges of $163 related to our supply chain restructuring, $728 ($463 net of tax) for strategic initiatives and $11 ($7 net of tax) to reflect the cumulative effect of a change in accounting method for layaway sales, respectively.

(4) Consistent with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share," preferred securities were not included in the calculation of diluted earnings per share for 2001, 2000 and 1997 due to their anti-dilutive effect.

(5) For fiscal year 2001, working capital, long-term debt and current ratio do not include liabilities classified as subject to compromise.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Form 10-K, as well as other statements or reports made by or on behalf of Kmart, may contain or may incorporate by reference material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Kmart operations and business environment which may cause the actual results of Kmart to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

  GENERAL FACTORS

     - general economic conditions,

     - weather conditions, including those which affect buying patterns of our customers,

     - changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,

     - competitive pressures and other third party actions,

     - ability to timely acquire desired goods and/or fulfill labor needs at planned costs,

     - our ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,

     - regulatory and legal developments,

     - our ability to attract, motivate and/or retain key executives and associates,

     - our ability to attract and retain customers,

     - other factors affecting business beyond our control,

  BANKRUPTCY RELATED FACTORS

     - our ability to continue as a going concern,

     - our ability to operate pursuant to the terms of the DIP Credit Facility,

     - our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time,

     - our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases,

     - risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases,

     - our ability to obtain and maintain normal terms with vendors and service providers,

     - our ability to maintain contracts that are critical to our operations,

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     - the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations, and

     - our ability to fund and execute our business plan.

     Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated will be realized or that they will have the expected effects on our business or operations. The forward-looking statements contained herein or otherwise that we make or are made on our behalf speak only as of the date of this report, or if not contained herein, as of the date when made, and we do not undertake to update these risk factors.

     Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of our various pre-petition liabilities, common stock and/or other equity securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of Kmart common stock receiving no value for their interests. Because of such possibilities, the value of the common stock is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

OVERVIEW

     As a result of a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter, the evaporation of the surety bond market, an erosion of supplier confidence, intense competition, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court, on January 22, 2002.

     Under Chapter 11 we are operating our business as a debtor-in-possession. As of the Petition Date, actions to collect pre-petition indebtedness are stayed and other contractual obligations against Kmart may not be enforced. In addition, under the Bankruptcy Code we may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     Information regarding the Chapter 11 case appears in Item 1.
Business -- Proceedings Under Chapter 11 of the Bankruptcy Code, of this Form 10-K.

     On January 25, 2002, the Court gave interim approval for $1.15 billion of a $2 billion senior secured DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility. The DIP Credit Facility requires that we maintain certain financial covenants and restricts future liens, indebtedness, capital expenditures, dividend payments and sale of assets. A description of the DIP Credit Facility appears in Item 7. Management's Discussion and
Analysis -- Analysis of Financial Condition.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate the

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

information used to make these estimates as our business and the economic environment change. The use of estimates is pervasive throughout our financial statements, but the accounting policies and estimates we consider most critical are as follows:

  INVENTORY VALUATION

     Our inventories are valued at the lower of cost or market value, primarily using the retail inventory method. The last-in, first-out method, utilizing internal inflation indices is used to determine cost. Inventory valuation requires significant judgments and estimates, including merchandise markdowns and provisions for shrinkage. We evaluate all of our inventory units to determine excess or slow-moving units based on current quantities and projections of future demand and market conditions. For those units in inventory that are so identified, as well as prior season fashion merchandise, we estimate market value or net sales value based upon current realization trends. If the projected net sales value is less than cost on a unit basis, we provide a markdown allowance to reflect the lower value of that inventory. If actual market or weather conditions are more or less favorable than those projected by management, adjustments may result.

  RESTRUCTURING CHARGES

     We have provided restructuring charges in both fiscal 2000 and 2001 to close stores, liquidate inventory, and optimize our information systems, supply chain and BlueLight.com. These charges required judgments about exit costs to be incurred for employee severance, contract and lease terminations, the future net realizable value of long-lived assets and inventory to be disposed of, and other liabilities. As a result of the bankruptcy proceedings, certain estimates for store closings are now calculated based on statutory formulas, however, significant judgment is involved in estimating the claims of lessors for items other than rent, including cure costs, taxes, utilities, etc. The ability to obtain agreements with lessors to terminate leases or with other parties to assign leases can also affect the accuracy of current estimates.

  IMPAIRMENT OF LONG-LIVED ASSETS

     It is our policy to review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We recognize losses relating to the impairment of long-lived assets when future undiscounted cash flows are less than an asset's carrying value. Assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores in many geographic regions, are subject to a high degree of judgment and complexity and changes in the assumptions and estimates may affect the carrying value of long-lived assets, and could result in additional impairment charges in future periods.

  SELF-INSURANCE RESERVES

     We self-insure or retain a portion of the exposure for losses related to workers compensation and general liability costs. General liability costs relate primarily to litigation that arises from store operations. It is our policy to record our self-insurance reserves, as determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported. Any actuarial projection of losses concerning workers compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claims settlement patterns, including the effect of the bankruptcy proceedings.

     For a detailed discussion of our accounting policies and related estimates and judgments, see Note 3 of the Notes to Consolidated Financial Statements, in
Item 8. Financial Statements and Supplementary Data, of this Form 10-K. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the Consolidated Financial Statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require us to make adjustments to these estimates in future periods.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS DESCRIBED BELOW

     The following table segregates non-comparable items from operating income as reported in the Consolidated Statements of Operations:

                                                           2001      2000      1999
($ MILLIONS)                                              -------   -------   -------
Sales...................................................  $36,151   $37,028   $35,925
Cost of sales, buying and occupancy.....................   29,861    29,293    28,111
                                                          -------   -------   -------
Gross margin............................................    6,290     7,735     7,814
Selling, general and administrative.....................    7,500     7,039     6,558
Equity (loss) income in unconsolidated subsidiaries.....       --       (13)       44
                                                          -------   -------   -------
Operating (loss) income before non-comparable items.....   (1,210)      683     1,300
Non-comparable items:
  Long-lived asset impairment...........................      979        --        --
  Charge for supply chain restructuring.................      163        --        --
  Charge for BlueLight.com..............................       97        --        --
  Charge for employee severance and VERP................       23        --        --
  Strategic actions charge..............................       --       728        --
                                                          -------   -------   -------
Operating (loss) income as reported before interest,
  income taxes, reorganization items and dividends on
  convertible preferred securities of subsidiary
  trust.................................................  $(2,472)  $   (45)  $ 1,300
                                                          =======   =======   =======
Same-store sales %......................................     (0.1%)     1.1%      4.8%

FISCAL 2001 COMPARED TO FISCAL 2000

     Management uses operating income before non-comparable items, among other metrics, to measure operating performance. It supplements and is not intended to represent a measure of performance in accordance with disclosures required by accounting principles generally accepted in the United States. The following discussion excludes non-comparable items. See the table above for a reconciliation to reported amounts and the section titled Description of Non-comparable Items described below.

     Fiscal 2001, which ended on January 30, 2002, included 52 weeks. Fiscal 2000, which ended on January 31, 2001, included 53 weeks. Same-store sales for fiscal 2001 compare the 52 week period ended January 30, 2002, to the 52 week period ended January 31, 2001, and therefore exclude the first week of fiscal year 2000. Same-store sales include sales of all stores that have been open for greater than 13 full months.

     Same-store sales and total sales for 2001 decreased (0.1%) and (2.4%), respectively. The decrease in same-store sales is due primarily to fewer sales transactions due to reduced promotional activity and increased competition in the discount retail industry, the deflationary effect of our BlueLight Always program under which we lowered prices on over 30,000 high-frequency items and the effect of prior year clearance sales of discontinued merchandise. In addition, total sales decreased due to an additional week of sales in 2000 due to the 53 week fiscal year and the net effect of store openings and closings.

     Gross Margin decreased by ($1,445) from fiscal 2000 and was, as a percentage of sales, 17.4% in 2001 and 20.9% in 2000. The decline in gross margin rate is driven by a 13.5% rate in the fourth quarter, attributable to the pricing effects of our BlueLight Always program, and to higher markdowns of seasonal apparel due to unseasonably warm weather. Additionally, in fiscal 2001 we experienced a decrease in vendor allowances of approximately $150, primarily due to the erosion in supplier confidence brought on by the events leading up to our bankruptcy filing; an increase in sales of food and consumables, which on a percent of sales basis, carry

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

lower margins; and an adjustment to inventory for LIFO, due to lower inventory levels, partially offset by a decrease in clearance sales in 2001 as compared to 2000 and lower distribution costs under our arrangement with Fleming.

     Selling, general and administrative expenses ("SG&A"), which includes advertising costs (net of co-op recoveries of $434 in 2001 and $633 in 2000), was 20.7% of sales in 2001 versus 19.0% in 2000. The increase of $461 over the prior year is due primarily to increased expenses for general liability and workers compensation claims as reserves were increased by approximately $210 in 2001 following significant analysis and actuarial studies, a decrease in co-op recoveries caused by erosion in supplier confidence as a result of the events leading up to our bankruptcy filing under Chapter 11, employee compensation and utility rate increases, partially offset by a reduction in advertising expense.

     Operating loss was ($1,210), or (3.3)% of sales, for 2001 compared to operating income of $683 million, or 1.8% of sales, for 2000. The decrease in operating income is attributable to lower sales, a lower gross margin rate and an increase in SG&A expenses as discussed above.

     Net interest expense was $344 and $287 in 2001 and 2000, respectively. Included in net interest expense is interest income of $4 and $17 for 2001 and 2000, respectively. Net interest expense increased by $57 as a result of the issuance in January 2001 of $400 million of 9.375% Notes due January 2006, the issuance in June 2001 of $430 million of 9 7/8% Notes due June 2008, increased borrowings under our Revolving Credit Agreement and lower investment income. As of the Petition Date, we stopped accruing interest on debt classified as Liabilities subject to compromise in our Consolidated Balance Sheets in accordance with SOP 90-7.

     Effective income tax rate was (4.4%) and (40.4%) in 2001 and 2000, respectively. The decrease in the effective income tax benefit rate is due to a valuation allowance established for deferred tax assets which we may not be able to utilize in future years. See Note 17 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, of this form 10-K.

FISCAL 2000 COMPARED TO FISCAL 1999

     The following discussion excludes non-comparable items. See the table above for a reconciliation to reported amounts and the section titled Description of Non-comparable Items described below.

     Fiscal 2000, which ended on January 31, 2001, included 53 weeks. Fiscal 1999, which ended on January 26, 2000 included 52 weeks. Same-store sales for fiscal 2000 compare the 52 week period ended January 24, 2001 to the 52 week period ended January 26, 2000, and therefore exclude the last week of fiscal year 2000. Same-store sales include sales of all stores that have been open for greater than 13 full months.

     Same-store sales and total sales for 2000 increased 1.1% and 3.1%, respectively. The increase in same-store sales primarily reflected the completion of our discount store conversion initiative in 2000. In addition, total sales increased due to the net effect of store openings and closings, and to an additional week of sales in 2000 due to the 53 week fiscal year.

     Gross margin decreased ($79) to $7,735 in fiscal 2000, and was, as a percentage of sales, 20.9% in 2000 and 21.8% in 1999. The decline in the gross margin rate was due to a shift to clearance sales and promotional sales from regular sales, growth in lower margin food and consumables sales categories, and to incremental expenses for the distribution of these grocery and consumable goods.

     SG&A, which includes advertising costs (net of co-op recoveries of $633 in 2000 and $610 in 1999), was 19.0% of sales in 2000 versus 18.3% in 1999. The increase of $481 over the prior year was primarily attributable to normal wage increases, an investment in store labor and employee severance costs.

     Operating income was $683, or 1.8% of sales, for 2000 compared to operating income of $1,300, or 3.6% of sales, for 1999.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Net interest expense was $287 and $280 in 2000 and 1999, respectively. Included in net interest expense is interest income of $17 and $23 for 2000 and 1999, respectively. The increase of $7 primarily relates to additional borrowings under our credit facilities and lower investment income.

     Effective income tax rate was (40.4%) and 33.0% in 2000 and 1999, respectively. See Note 17 of the Notes to Consolidated Financial Statements, in
Item 8. Financial Statements and Supplementary Data, of this form 10-K.

ANALYSIS OF FINANCIAL CONDITION

     Following the Petition Date, we have utilized cash flows from operations and the DIP Credit Facility as our primary sources of working capital. Shortly after the Petition Date, in conjunction with our filing under Chapter 11, we entered into a $2 billion DIP Credit Facility and the Court gave interim approval to borrow up to $1.15 billion. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility. The DIP Credit Facility is a revolving credit facility under which Kmart is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded superpriority claim status in the Chapter 11 case and is collateralized by first liens on substantially all of the Debtors' assets (subject to valid and unavoidable prepetition liens and certain other permitted liens) and provides that proceeds be used for working capital needs and other general corporate purposes. This superpriority claim and lien position is shared on an equal and ratable basis with up to $200 million of claims of our principal cash management banks relating to overdrafts, fees and certain other liabilities arising from the provision of treasury, depository and cash management services to the Debtors.

     Borrowings under the DIP Credit Facility bear interest at the Prime Rate plus 2.5% per annum or, at Kmart's option, at the LIBOR rate plus 3.5% per annum. The DIP Credit Facility stipulates that borrowings thereunder may not exceed the lesser of 95% of our borrowing base (which is tied to our eligible inventory levels) or 95% of the commitment (currently $2 billion). Kmart is obligated to pay an unused commitment fee to the DIP Credit Facility lenders equal to (i) 1% per annum on the total unused commitment to the extent that the average total commitment usage is less than or equal to 33 1/3% of the total commitment, (ii) 3/4% per annum on the total unused commitment to the extent that the average total commitment usage is greater than 33 1/3% but less than or equal to 66 2/3% of the total commitment and (iii) 1/2% per annum on the total unused commitment to the extent that the average total commitment usage is greater than 66 2/3% of the total commitment.

     To the extent that the cumulative net cash proceeds from the sale of certain leasehold interests and fixed assets exceeds $150 from and after the Petition Date, the DIP Credit Facility requires us to prepay loans and reduce commitments thereunder in an amount equal to 50% of such excess.

     Under the DIP Credit Facility, capital expenditures are restricted to $650 during fiscal 2002, $800 during fiscal 2003 and $212 during fiscal 2004 up to April 22, 2004, the maturity date, providing that no more than 55% of the capital expenditures permitted in any fiscal year may be made in the first two fiscal quarters and 20% of the unused portion of permitted capital expenditures in any fiscal year may be carried forward to and used in the following year. We are also required to maintain specified levels of cumulative earnings before interest, taxes, depreciation, amortization and special charges for periods ending as early as June 2002 and thereafter. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, the funds necessary to maintain our operations to become unavailable. The DIP Credit Facility contains other customary events of default, including (i) certain ERISA events, (ii) a change of control and (iii) the occurrence of certain specified events in the Chapter 11 cases.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     There were $400, $664 and $330 of borrowings outstanding under our $400 credit facility, $1.1 billion credit facility and DIP Credit Facility, respectively, at the end of fiscal year 2001.

     Net cash provided by operating activities was $997 in 2001 as compared to net cash provided by operating activities of $1,114 in 2000. The decrease in net cash provided by operating activities was primarily the result of lower net earnings, excluding non-comparable items, partially offset by a decrease in inventory and an increase in accounts payable. Inventory decreased $596 due to the erosion of supplier confidence brought on by events leading up to the bankruptcy filing, resulting in the interruption of our supply chain. The increase in accounts payable is attributable to the bankruptcy filing because pre-petition indebtedness was stayed. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     Net cash used for investing activities was $1,501 in 2001 compared to $1,144 in 2000. The increase in cash used for investing activities was primarily due to higher capital expenditures for the conversion and expansion of Kmart stores to Kmart Supercenters, expansion of aisles to increase visibility of promotional items and an investment in point-of-sale equipment.

     Net cash provided by financing activities was $1,354 in 2001 compared to $87 in 2000. The increase in cash provided by financing activities was primarily the result of the issuance of $430 of 9 7/8% Notes due June 2008, increased borrowings under the Credit Facility and the 364-day Facility and borrowings of $330 under our DIP Credit Facility, partially offset by the redemption of $262 of Collateralized Mortgage Backed Securities.

     Due to the seasonal nature of the retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth quarter than any other period, a disproportionate amount of operating income and cash flows from operations is earned in the fourth quarter. In preparation for the Christmas season, we significantly increase our merchandise inventories, which traditionally have been financed by cash flow from operations, bank lines of credit, trade credit and terms from vendors. Our profitability and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented over 30% of total net sales in fiscal 2001.

     In July 2001, we terminated the common stock repurchase program that was initiated in April 1999. Under the program we repurchased approximately 22 million shares of common stock at a cost of approximately $55 and $200 in fiscal years 2000 and 1999, respectively. We also terminated the trust convertible preferred securities repurchase program that was initiated in February 2000. Under the program we repurchased approximately 2 million shares of trust convertible securities during fiscal year 2000 at a cost of approximately $84.

     Inflation has not had a significant impact on our business over the past three years and we do not expect it to have a significant impact on operations in the foreseeable future, unless global or geo-political situations substantially affect the world economy.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     Information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments is aggregated in the following tables.

                                                       PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------
                                                   WITHIN                            AFTER
        CONTRACTUAL OBLIGATIONS           TOTAL    1 YEAR   2-3 YEARS   4-5 YEARS   5 YEARS
-------------------------------------------------------------------------------------------
Long-term debt.........................  $ 3,676   $1,151    $  714      $  728     $1,083
Capital lease obligations..............    2,243      234       433         344      1,232
Operating leases.......................    9,634      728     1,374       1,177      6,355
Other long-term obligations............      646      143       248         165         90
                                         -------   ------    ------      ------     ------
Total contractual cash obligations.....  $16,199   $2,256    $2,769      $2,414     $8,760
                                         =======   ======    ======      ======     ======

                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                           --------------------------------------------------
                                                    WITHIN                             AFTER
      OTHER COMMERCIAL COMMITMENTS         TOTAL    1 YEAR    2-3 YEARS   4-5 YEARS   5 YEARS
---------------------------------------------------------------------------------------------
Trade Lines of Credit....................  $162      $162       $ --        $ --       $ --
Standby Letters of Credit................    98        98         --          --         --
Guarantees...............................   641        49        102         125        365
                                           ----      ----       ----        ----       ----
Total commercial commitments.............  $901      $309       $102        $125       $365
                                           ====      ====       ====        ====       ====

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Kmart may not be enforced. In addition, we may assume or reject executory contracts, including lease obligations, such as the 283 stores we were authorized to close by the Court on March 6, 2002. Therefore, the commitments shown in the above table and discussed above may not reflect actual cash outlays in the future periods.

  GUARANTEES

     We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc. and The Sports Authority, Inc. The present value of the lease obligations we have guaranteed is approximately $339. Our rights and obligations with respect to our guarantee of The Sports Authority, Inc., OfficeMax, Inc., and Borders Group, Inc. leases are governed by Lease Guaranty, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994, and May 24, 1995, respectively, as may be amended from time to time. In addition, as of January 30, 2002, we had guaranteed $82 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. These agreements expire from 2004 through 2009. Kmart's contingent obligation is dependent on the future operating results of the guarantees and is subject to settlement under a plan of reorganization to be voted upon creditors and equity holders and approved by the Court.

DESCRIPTION OF NON-COMPARABLE ITEMS

     During fiscal years 2001 and 2000, we instituted certain restructuring actions to improve our operations. Also, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recorded an impairment charge in fiscal 2001. These actions are summarized below.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

  LONG-LIVED ASSET IMPAIRMENT

     Due to below-plan sales and earnings performance in the fourth quarter, our filing under Chapter 11 and planned actions under such filings, we performed a recoverability test on our long-lived assets. In accordance with SFAS No. 144, we recorded a non-cash charge of $979 in the fourth quarter of fiscal 2001. This charge is included in the Restructuring, impairment and other charges line in the Consolidated Statements of Operations.

     Of the $979 charge, $929 relates to long-lived assets in our stores. We reviewed assets on a store level basis, which is the lowest level of assets for which there are identifiable cash flows. The carrying amount of the store asset groups were compared to the related expected undiscounted future cash flows to be generated by those assets over the estimated remaining useful life of the primary asset. Cash flows were projected for each store based upon historical results and expectations. In cases where the expected future cash flows were less than the carrying amount of the assets, those stores were considered impaired and the asset group was written down to fair value. Fair value was based on appraised value or estimated sales values of similar assets in recent transactions.

     We performed an additional assessment of assets that were not included in the above store analysis. We recorded charges totaling $50 for capital projects that were cancelled due to capital expenditure restrictions in our DIP Credit Facility.

  SUPPLY CHAIN OPERATIONS

     On September 6, 2001, we announced that we would restructure certain aspects of our supply chain operations. This restructuring program focused on the supply chain infrastructure, including the reconfiguration of our distribution center ("DC") network and implementation of new operating software across our supply chain. As a result of these actions, we recorded a $163 charge during the third quarter of fiscal year 2001.

     Reconfiguration of the distribution center network entailed replacing two aging distribution centers with two state-of-the-art facilities. The existing distribution centers were not properly fitted for softline DC operations and required significant investment to upgrade. Replacing the facilities is expected to enable increased throughput and quicker inventory turns and improve efficiency across all other centers. In addition, the distribution of slower-moving goods is being centralized at one newly designated center. Included in the charge was $37 for a reserve for future lease obligations related to the closing of the two aging distribution centers, both of which we have exited, and a $10 charge to provide for contractual employee obligations in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." These charges are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations. During the fourth quarter of fiscal 2001, $6 was paid and charged to the reserves. Additionally, we reversed through Reorganization items $30 of this charge to reduce the reserves for future lease obligations to the amount of allowed claims under the Bankruptcy Code.

     We recorded an $88 charge for the disposal of computer equipment and software, leasehold improvements and other assets that will no longer be utilized. These charges are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. In addition, we recorded a $5 charge for other supply chain assets. These charges were recorded in accordance with SFAS No. 144 and are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations. New real-time distribution software will be implemented across our supply chain improving product flow and efficiency while enabling a world class distribution network. The current warehouse management software system does not provide adequate performance reporting and is not cost effective to upgrade. Due to increased efficiency associated with the new software we will be able to increase productivity through improved cube management while reducing labor costs. Completion of the implementation is expected by the end of the third quarter of

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

fiscal 2003. The existing supply chain software will continue to be utilized until replaced in 2003. Depreciation has been accelerated to reflect the revised remaining useful lives. We recorded a charge of $23 related to the accelerated depreciation for these assets in 2001. These charges are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations.

     As a result of these actions we expect results from operations before income taxes to improve by approximately $5 per year. These savings will be achieved through reductions in labor costs, depreciation expense and maintenance costs, and increased productivity.

     The following table summarizes the significant components and presentation, in the Consolidated Statements of Operations, of the charge for the restructuring of our supply chain operations during 2001.

                                                            COST OF SALES,
                                                              BUYING AND
                                                              OCCUPANCY      SG&A   TOTAL
                                                            --------------   ----   -----
Lease obligations.........................................       $37         $--    $ 37
Accelerated depreciation of software......................        23          --      23
Asset impairments.........................................         5          88      93
Contractual employment obligations........................        10          --      10
                                                                 ---         ---    ----
Total.....................................................       $75         $88    $163
                                                                 ===         ===    ====

  BLUELIGHT.COM

     As a result of the changed environment for internet businesses, in which their ability to raise capital became restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com.

     At the end of the second quarter, we acquired the remaining 40% interest in BlueLight.com, giving us control of the entity. To acquire the 40% interest, we issued $69 in shares of Kmart common stock and paid $16 in cash for a total purchase price of $85. In connection with the acquisition, the return of capital put rights were terminated, the related $62.5 liability was relieved, and the
4.4 million warrants for Kmart common stock issued to SOFTBANK Venture Capital (currently, Mobius Venture Capital) and other investors were cancelled.

     As a result of these activities, we recorded a $92 charge during the second quarter of fiscal year 2001. Of the charge, $41 related to the impairment of our investment in BlueLight.com, which was written down to fair value. This charge was recorded based upon our revised cash flow projections for the business in accordance with SFAS No. 144. The remaining $51 of the charge related to the restructuring of our e-commerce business.

     Of the $51 restructuring charge, $29 related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which were located in the headquarters of BlueLight.com, and have not been utilized in the restructured operations. This charge was recorded in accordance with SFAS No.
144. Liabilities for lease terminations, contract terminations and other costs totaling $22 were established in accordance with EITF 94-3 as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. During the year, $5 has been paid and charged against the liability.

     During the remainder of 2001, we continued executing our restructuring plan, including formally communicating severance benefits to 114 employees at the BlueLight.com headquarters and terminating ninety-eight of those employees. We recorded an additional $5 charge in the third quarter of fiscal 2001 to provide for these costs, $4 of which has been paid and charged against the liability.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     We also outsourced the hosting of our site, fulfillment of e-commerce orders and all related customer service. The restructuring has reduced the operating costs of BlueLight.com by over 75%, from a first half of fiscal 2001 loss of $55 to a second half loss of $12. We are pursuing additional cost savings, which we expect to reduce our e-commerce loss by over $45 in 2002 from 2001 levels.

     All charges for the restructuring and impairment of the investment are included in the line Restructuring, impairment and other charges in the Consolidated Statements of Operations. The results of BlueLight.com's operations are fully consolidated in our financial statements commencing July 31, 2001.

  EMPLOYEE SEVERANCE AND VERP

     During the first quarter of 2001, we realigned our organization and reduced our workforce by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23, which is included in our Consolidated Statements of Operations in the line Restructuring, impairment and other charges. The charge relates, in part, to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. All payments associated with the severance and VERP charge have been made as of January 30, 2002.

  2000 STRATEGIC ACTIONS

     In the second quarter of fiscal year 2000, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart and Kmart Supercenters, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these initiatives, we recorded a pre-tax charge of $740 ($471 net of tax) during the second quarter of 2000. During the third quarter of fiscal year 2000, we reduced this charge by $12 ($8 net of tax) due to changing the number of scheduled store closings from 72 to 69, thus reducing the reserve for closed stores from $300 to $288 million. During fiscal year 2001, $42 was paid and charged to the reserve. In connection with the bankruptcy filing, we recorded to the reserve a non-cash adjustment of $37 for the rejection of certain leases associated with the 2000 strategic actions charge to reduce the reserve to the allowed claim amount under the Bankruptcy Code.

     The following table summarizes the significant components of the charge for strategic actions taken during fiscal year 2000 and the presentation in our Consolidated Statements of Operations:

                                                            COST OF SALES,
                                                              BUYING AND
                                                              OCCUPANCY      SG&A   TOTAL
                                                            --------------   ----   -----
Store closings:
  Lease obligations and maintenance.......................       $ --        $191   $191
  Asset impairments.......................................         --         97      97
  Inventory write-downs...................................         75         --      75
Inventory reductions......................................        290         --     290
Information technology....................................         --         60      60
Contractual employment obligations........................         --         15      15
                                                                 ----        ----   ----
Total.....................................................       $365        $363   $728
                                                                 ====        ====   ====

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

REORGANIZATION ITEMS

     Reorganization items represent amounts we incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The amounts for Reorganization items in the Consolidated Statements of Operations include a charge of $8 for professional services, a credit of $18 for the reduction of lease obligations due to the rejection of closed store leases not classified as discontinued operations and a credit of $174 for the reduction of our estimated obligation for general liability claims.

RECORDING OF TAX VALUATION ALLOWANCE

     Following the Petition Date, we recorded a non-cash charge of $958 to provide a valuation allowance on net deferred tax assets in accordance with SFAS No. 109 "Accounting for Income Taxes," as realization of such assets in future years is uncertain.

DISCONTINUED OPERATIONS

     In connection with Kmart's bankruptcy filing, we recorded a non-cash credit of $169 for the reduction of our obligation due to the rejection of leases for our discontinued operations to reduce the reserves to the amount of the allowed claim under the Bankruptcy Code.

OTHER ITEMS NOT RELATED TO FISCAL YEAR 2001 OPERATING RESULTS

     Included in 2001 operating results are adjustments to our asset and liability accounts that reduced operating results reported in 2001 by $15 in the first quarter, $21 in the second quarter, $2 in the third quarter and $23 in the fourth quarter. Substantially all of the adjustments related to prior years.

FISCAL YEAR 2002

     Our BlueLight Always campaign significantly impacted the gross margin decline that occurred in the fourth quarter of fiscal 2001 and we do not expect that to continue in fiscal 2002. In that regard, we have scaled back the BlueLight Always campaign under which we lowered prices from a peak of over 30,000 items to approximately 18,000 items through the end of January 2002. In addition, significant allowances, which have historically been collected in the fourth quarter, were severely impacted in 2001 by the events leading up to the bankruptcy. These two factors alone accounted for the majority of our gross margin rate erosion.

     The DIP Credit Facility restricts us to $650 for capital expenditures for fiscal year 2002. Projects identified in the fiscal year 2002 capital budget include $213 for store operations and maintenance, $84 for supply chain operations, $55 for store expansions, $43 for information technology and $22 for merchandising.

  STORE ACTIVITY

     We ended the year with an increase in our number of stores from 2,105 in 2000 compared to 2,114 in 2001. We opened 20 stores (14 Kmart stores and six Kmart Supercenters) and closed 11 Kmart stores. We expect to open three Kmart Supercenters during 2002. Capital expenditures relating to these projects will be funded through operating cash flows.

     On March 20, 2002, the Court approved the closure of 283 stores, or approximately 13% of our 2,114 stores. The closures include 270 Kmart discount stores and 12 Kmart Supercenters in 40 states, and one Kmart store in Puerto Rico. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. Renegotiating lease terms was also explored to improve store profitability and avoid the need for closure.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Shortly after receiving Court approval we commenced store-closing sales, which are expected to continue for approximately two to three months. Approximately 22,000 associates will be impacted by the closures. Associates have been notified and received information about the benefits and other resources available to them.

     On April 4, 2002, we announced that we had contracted with firms to assist in the disposition of leases for these stores. Under the agreement, the firms will assist our internal real estate staff in identifying retailers and investors interested in an assignment and landlords interested in a termination of the leases for the closing stores. Leases that are not marketed will be rejected shortly after the completion of the related store-closing sales.

     The closure of these stores is expected to significantly enhance our operational and financial performance. We anticipate the sales generated from store closings and related cost savings will enhance our cash flow by approximately $550 in 2002 and approximately $45 annually thereafter. These stores represented approximately $3,500 in sales in 2001. As a result of these anticipated store closings, we recorded a charge of approximately $500 in the fourth quarter of 2001, which is included in the long-lived asset impairment charge described above. In the first quarter of fiscal 2002, we will record an additional $600 to $800 charge relating primarily to exit costs to be incurred for lease rejections and severance, and markdowns taken on inventory in connection with liquidation sales. In conjunction with the store-closing sales, we will also accelerate certain inventory reductions for which we expect a charge in the first quarter of fiscal 2002 for approximately $250.

  PENSKE

     On April 9, 2002 we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby Penske and Kmart will work together to achieve an orderly wind-down of operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to close the business as of April 6, 2002. We account for our investment in Penske Auto Centers LLC under the equity method and our investment at January 30, 2002 had no carrying value. We do not expect this matter to have a material adverse effect on our liquidity, financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     The provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively, "SFAS No. 133") became effective for Kmart on February 1, 2001. SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for various types of hedges. We currently do not engage in these types of transactions, and there was no impact to our financial statements from the adoption of SFAS No. 133.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or thereafter. Also, in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after December 15, 2001. The adoption SFAS No. 141 and SFAS No. 142 are not expected to have a material impact on our earnings or financial position. We are currently assessing the impact that SFAS No. 143 will have on our earnings and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. We have elected early adoption of

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

SFAS No. 144 for the fiscal year 2001. See Note 6 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, of this form 10-K for a discussion of the impairment charges recorded in accordance with SFAS No. 144.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At January 30, 2002, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the DIP Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information is submitted pursuant to the requirements of Item 8:

                                                               PAGE
                                                               -----
Consolidated Statements of Operations for the Years Ended
  January 30, 2002, January 31, 2001 and January 26, 2000...    25
Consolidated Balance Sheets as of January 30, 2002 and
  January 31, 2001..........................................    26
Consolidated Statements of Cash Flows for the Years Ended
  January 30, 2002, January 31, 2001 and January 26, 2000...    27
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 30, 2002, January 31, 2001 and January
  26, 2000..................................................    28
Notes to Consolidated Financial Statements..................   29-53
Schedule II -- Valuation and Qualifying Accounts............    54
Report of Independent Accountants...........................    56

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JANUARY 30, 2002, JANUARY 31, 2001 AND JANUARY 26, 2000   2001      2000      1999
------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Sales..........................................................      $36,151   $37,028   $35,925
Cost of sales, buying and occupancy............................       29,936    29,658    28,111
                                                                     -------   -------   -------
Gross margin...................................................        6,215     7,370     7,814
Selling, general and administrative expenses...................        7,588     7,402     6,558
Equity income (loss) in unconsolidated subsidiaries............           --       (13)       44
Restructuring, impairment and other charges....................        1,099        --        --
                                                                     -------   -------   -------
Continuing income (loss) before interest, income taxes,
  reorganization items and dividends on convertible preferred
  securities of subsidiary trust...............................       (2,472)      (45)    1,300
Interest expense, net (contractual interest for fiscal year 2001
  was $352)....................................................          344       287       280
Reorganization items...........................................         (184)       --        --
Income tax provision (benefit).................................         (115)     (134)      337
Dividends on convertible preferred securities of subsidiary trust, net of income taxes of $0, $25 and $27, respectively (contractual
  dividend for fiscal year 2001 was $72).......................           70        46        50
                                                                     -------   -------   -------
Net income (loss) from continuing operations...................       (2,587)     (244)      633
Discontinued operations, net of income taxes of $0 and $124....          169        --      (230)
                                                                     -------   -------   -------
Net income (loss)..............................................      $(2,418)  $  (244)  $   403
                                                                     =======   =======   =======
BASIC EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) from continuing operations...................      $ (5.23)  $ (0.48)  $  1.29
Discontinued operations........................................         0.34        --     (0.47)
                                                                     -------   -------   -------
Net income (loss)..............................................      $ (4.89)  $ (0.48)  $  0.82
                                                                     =======   =======   =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Net income (loss) from continuing operations...................      $ (5.23)  $ (0.48)  $  1.22
Discontinued operations........................................         0.34        --     (0.41)
                                                                     -------   -------   -------
Net income (loss)..............................................      $ (4.89)  $ (0.48)  $  0.81
                                                                     =======   =======   =======
Basic weighted average shares (millions).......................        494.1     482.8     491.7
Diluted weighted average share (millions)......................        494.1     482.8     561.7

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 30, 2002 AND JANUARY 31, 2001                    2001      2000
-------------------------------------------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $ 1,245   $   401
Merchandise inventories.....................................    5,822     6,412
Other current assets........................................      817       939
                                                              -------   -------
TOTAL CURRENT ASSETS........................................    7,884     7,752
Property and equipment, net.................................    6,161     6,557
Other assets and deferred charges...........................      253       523
                                                              -------   -------
TOTAL ASSETS................................................  $14,298   $14,832
                                                              =======   =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt due within one year..........................  $    --   $    68
Accounts payable............................................      103     2,159
Accrued payroll and other liabilities.......................      378     1,587
Taxes other than income taxes...............................      143       187
                                                              -------   -------
TOTAL CURRENT LIABILITIES...................................      624     4,001

Long-term debt and notes payable............................      330     2,084
Capital lease obligations...................................      857       943
Other long-term liabilities.................................       79       834
                                                              -------   -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.................    1,890     7,862

Liabilities subject to compromise...........................    8,060        --

Company obligated mandatorily redeemable convertible
  preferred securities of a subsidiary trust holding solely
  7 3/4% convertible junior subordinated debentures of Kmart
  (redemption value of $898 and $898, respectively).........      889       887
Common stock, $1 par value, 1,500,000,000 shares authorized;
  503,294,515 and 486,509,736 shares issued, respectively...      503       487
Capital in excess of par value..............................    1,695     1,578
Retained earnings...........................................    1,261     4,018
                                                              -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $14,298   $14,832
                                                              =======   =======

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JANUARY 30, 2002, JANUARY 31, 2001, AND JANUARY 26, 2000   2001      2000      1999
-------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) from continuing operations..................      $(2,587)  $  (244)  $   633
  Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
  Restructuring, impairment and other charges...................        1,262       728        --
  Reorganization items..........................................         (184)       --        --
  Depreciation and amortization.................................          824       777       770
  Equity (income) loss in unconsolidated subsidiaries...........           --        13       (44)
  Dividends received from Meldisco..............................           51        44        38
  Decrease (increase) in inventories............................          596       324      (565)
  Increase (decrease) in accounts payable.......................          996      (145)      168
  Deferred income taxes and taxes payable.......................          (55)     (204)      258
  Changes in other assets.......................................          222        48      (105)
  Changes in other liabilities..................................          102       (10)       94
  Cash used for store closings..................................         (128)     (102)      (80)
                                                                      -------   -------   -------
  Net cash provided by continuing operations....................        1,099     1,229     1,167
  Net cash used for discontinued operations.....................         (102)     (115)      (83)
                                                                      -------   -------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................          997     1,114     1,084
                                                                      -------   -------   -------
NET CASH USED FOR REORGANIZATION ITEMS..........................           (6)       --        --
                                                                      -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..........................................       (1,456)   (1,089)   (1,277)
  Investment in BlueLight.com...................................          (45)      (55)       --
  Acquisition of Caldor leases..................................           --        --       (86)
                                                                      -------   -------   -------
NET CASH USED FOR INVESTING ACTIVITIES..........................       (1,501)   (1,144)   (1,363)
                                                                      -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt................................        1,824       400       300
  Debt issuance costs...........................................          (49)       (3)       (3)
  Issuance of common shares.....................................           56        53        63
  Purchase of convertible preferred securities of
     subsidiary trust...........................................           --       (84)       --
  Purchase of common shares.....................................           --       (55)     (200)
  Payments on debt..............................................         (320)      (73)      (90)
  Payments on capital lease obligations.........................          (85)      (78)      (77)
  Payments of dividends on preferred securities of subsidiary
     trust......................................................          (72)      (73)      (80)
                                                                      -------   -------   -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES............        1,354        87       (87)
                                                                      -------   -------   -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........................          844        57      (366)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................          401       344       710
                                                                      -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR..........................      $ 1,245   $   401   $   344
                                                                      =======   =======   =======

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      CAPITAL                ACCUMULATED
                                                     IN EXCESS                  OTHER
                                            COMMON    OF PAR     RETAINED   COMPREHENSIVE
          (DOLLARS IN MILLIONS)             STOCK      VALUE     EARNINGS       LOSS         TOTAL
---------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 27, 1999...............   $493     $1,667      $3,879        $ (60)      $ 5,979
Comprehensive Income
  Net income..............................     --         --         403           --           403
  Additional minimum pension liability
     adjustment...........................     --         --          --           47            47
                                                                                            -------
TOTAL COMPREHENSIVE INCOME................                                                      450
Repurchased shares........................    (17)      (174)         --           --          (191)
Shares issued to employee benefit plans...      3         40          --           --            43
Shares issued for stock option plans......      2         18          --           --            20
Other.....................................     --          4          (1)          --             3
                                             ----     ------      ------        -----       -------
BALANCE AT JANUARY 26, 2000...............    481      1,555       4,281          (13)        6,304
Comprehensive Loss
  Net loss................................     --         --        (244)          --          (244)
                                                                                            -------
TOTAL COMPREHENSIVE LOSS..................                                                     (244)
Repurchased shares........................     (5)       (50)         --           --           (55)
Shares issued to employee benefit plans...     11         59          --           --            70
Shares issued for stock option plans......     --          1          --           --             1
Discount on redemption of preferred
  securities..............................     --         13          (3)          --            10
Other.....................................     --         --          (3)          --            (3)
                                             ----     ------      ------        -----       -------
BALANCE AT JANUARY 31, 2001...............    487      1,578       4,031          (13)        6,083
Comprehensive Loss
  Net loss................................     --         --      (2,418)          --        (2,418)
  Additional minimum pension liability
     adjustment...........................     --         --          --         (339)         (339)
                                                                                            -------
TOTAL COMPREHENSIVE LOSS..................                                                   (2,757)
Shares issued to employee benefit plans...      9         44          --           --            53
Shares issued for stock option plans......      1          9          --           --            10
Shares issued to acquire BlueLight.com....      6         63          --           --            69
Other.....................................     --          1          --           --             1
                                             ----     ------      ------        -----       -------
BALANCE AT JANUARY 30, 2002...............   $503     $1,695      $1,613        $(352)      $ 3,459
                                             ====     ======      ======        =====       =======

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1)  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On January 22, 2002 ("Petition Date"), Kmart Corporation and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. case No. 02 B 02474." Included in the Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements. Kmart Corporation and all of its consolidated subsidiaries are collectively referred to herein as "Kmart," "we" or "our." We decided to seek judicial reorganization based upon a rapid decline in liquidity resulting from below-plan sales and earnings performance in the fourth quarter, the evaporation of the surety bond market, an erosion in supplier confidence, intense competition in the discount retail industry, unsuccessful sales and marketing initiatives, the continuing recession and recent capital market volatility.

     As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Kmart may not be enforced. In addition, under the Bankruptcy Code we may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     On January 25, 2002, the Court gave interim approval for $1.15 billion of a $2 billion senior secured debtor-in-possession financing facility ("DIP Credit Facility") for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility to supplement our cash flow from operations during the reorganization process. The DIP Credit Facility requires that we maintain certain financial covenants and restrict future liens, indebtedness, capital expenditures, dividend payments and sale of assets.

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

     The ability of Kmart to continue as a going concern is predicated upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility and the ability to generate cash from operations and obtain financing sources sufficient to satisfy our future obligations.

2)  RESTATEMENT OF FISCAL 2001 UNAUDITED QUARTERLY FINANCIAL DATA

     Given our recent bankruptcy filing and the increased uncertainty relating to vendor rebates and allowances ("allowances") and the corresponding difficulty in reliably estimating such amounts in the future, we concluded that it would be preferable to change our accounting method for interim recognition of cost recoveries from vendors. Under the new methodology, Kmart will recognized a cost recovery from vendors

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed. This change in methodology does not affect the results that otherwise would have been reported for the full fiscal year, but rather affects the interim recognition of allowances during the year. While this change in method was adopted in the fourth quarter of fiscal 2001, generally accepted accounting principles require the restatement of the first three quarters of fiscal 2001 to reflect this change.

     Additionally, in January 2002, Kmart announced that we had received an anonymous letter sent to the Securities and Exchange Commission ("SEC"), our auditors and directors expressing concern with respect to various matters. Accordingly, the Board of Directors instructed that an internal investigation be undertaken under the supervision of the Audit Committee by outside legal counsel, with the assistance of independent accounting advisors.

     Based on the results of the investigation to date, as well as the results of our new management team's review of Kmart's accounting policies and methods, adjustments were made, to restate previously reported quarterly financial statements. Our financial statements for prior fiscal years were not affected.

     For information regarding the restatements, see Note 22.

3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: Kmart operates discount department stores located in all 50 states, Puerto Rico, the U.S. Virgin Islands, and Guam. Kmart has two equity investments including our 49% interest in substantially all of the Meldisco subsidiaries of Footstar, Inc. ("FTS"), which operate the footwear department in Kmart stores and our 36% interest in Penske Auto Centers LLC. See
Note 23 regarding the wind down of Penske Auto Centers LLC operations. We have one operating segment that comprises our retail business.

     Basis of Consolidation: The Consolidated Financial Statements include all majority-owned subsidiaries in which we exercise control. Investments in which we exercise significant influence, but which we do not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.

     Fiscal Year: Our fiscal year ends on the last Wednesday in January. Fiscal year 2001 consisted of 52 weeks and ended on January 30, 2002. Fiscal year 2000 consisted of 53 weeks and ended on January 31, 2001. Fiscal year 1999 consisted of 52 weeks and ended on January 26, 2000.

     Bankruptcy Accounting: Since the Chapter 11 bankruptcy filing, we have applied the provisions of SOP 90-7, which does not significantly change the application of accounting principles generally accepted in the United States; however, it does require that the financial statements for periods including and subsequent to filing the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

     Cash: Cash and cash equivalents include all highly liquid investments with maturities of three months or less. Included are temporary investments of $0 and $71, at year end 2001 and 2000, respectively, and receivables for credit card sales transactions of $79 and $69 at year end 2001 and 2000, respectively. Also included in cash and cash equivalents at January 30, 2002 is $29 million of restricted cash.

     Merchandise Inventories: Inventories are stated at the lower of cost or market, primarily using the retail method. The last-in, first-out ("LIFO") method, utilizing internal inflation indices, was used to determine the cost for $5,537, $6,104 and $6,690 of inventory as of fiscal year end 2001, 2000 and 1999, respectively. Inventories valued on LIFO were $269, $194 and $202 lower than amounts that would have been reported using the first in, first out ("FIFO") method at fiscal year end 2001, 2000 and 1999, respectively. We recorded a LIFO charge of $75 in 2001 and credits of $8 and $47 in 2000 and 1999, respectively.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Property and Equipment: Property and equipment are recorded at cost. Additions and betterments are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

     Long-lived Assets: Long-lived assets consist primarily of land, buildings, furniture and equipment and leasehold improvements. The recoverability of the carrying value of long-lived assets to be held and used is evaluated at the store level based on an analysis of operating results and consideration of other significant events or changes in the business environment. If a store asset group has indications of impairment, we will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest over the remaining useful life of the primary asset. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell.

     Capitalized Software Costs: Costs associated with the acquisition or development of software for internal use are capitalized and amortized using the straight-line method over the expected useful life of the software, which ranges from 3 to 7 years.

     Depreciation and Amortization: Depreciation and amortization, including depreciation of property held under capital leases, are computed based upon the estimated useful lives of the respective assets using the straight-line method for financial statement purposes and accelerated methods for tax purposes. The general range of lives are 25 to 50 years for buildings, 5 to 25 years for leasehold improvements, 3 to 17 years for furniture and fixtures and 3 to 5 years for computer systems and equipment.

     Financial Instruments: Cash and cash equivalents, trade accounts payable and accrued liabilities are reflected in our financial statements at cost, which approximates fair value. The fair value of our debt and other financial instruments is discussed in Note 8.

     Derivative Instruments and Hedging Activities: The provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (collectively "SFAS No. 133") became effective for Kmart on February 1, 2001. We do not engage in hedging transactions or invest in derivative instruments. Accordingly, the provisions of SFAS No. 133 do not have a material impact on our Consolidated Financial Statements.

     Self-insurance: We self-insure or retain a portion of the exposure for losses related to workers compensation and general liability costs. It is our policy to record our self-insurance reserves, as determined actuarially, based upon claims filed and an estimate of claims incurred but not yet reported.

     Revenue Recognition: We recognize revenue from the sale of merchandise at the time the merchandise is sold, net of anticipated returns. We defer the recognition of layaway sales and profit until the period the merchandise is delivered to the customer. Our deferred revenue is recorded in Accrued payroll and other liabilities in the Consolidated Balance Sheets. As a result of adopting Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), we recorded a one-time, after-tax earnings reduction of $7, or $0.01 per share, in the fourth quarter of 1999 to reflect the cumulative effect of the accounting change related to the modification of accounting for layaway sales. Prior to the adoption of SAB 101, layaway sales and profits were recognized at the time the merchandise was placed in layaway.

     Vendor Rebates and Allowances: Periodic payments from vendors in the form of buydowns, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of Cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably over the life of the contract or as performance of the activities specified by the vendor to

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

earn the fee is completed. Allowances are included as a component of Cost of sales, buying and occupancy and as reductions in advertising expense in Selling, general and administrative expenses. See Note 22 for a discussion of the change in accounting method for interim recognition of cost recoveries from vendors adopted in fiscal 2001.

     Pre-Opening Costs: The costs of start-up activities are expensed in the period in which they occur.

     Advertising Costs: Advertising costs, net of co-op recoveries from vendors of $434, $633 and $610 for fiscal years 2001, 2000 and 1999, respectively, are expensed as incurred and amounted to $616, $508 and $453 in 2001, 2000 and 1999, respectively. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

     Income Taxes: Deferred income taxes are provided for temporary differences between financial statement and taxable income. We accrue U.S. and foreign taxes payable on our pro rata share of the earnings of subsidiaries, except with respect to earnings that are intended to be permanently reinvested, or expected to be distributed free of additional tax by operation of relevant statutes currently in effect, and by utilization of available tax credits and deductions. In accordance with SFAS No. 109 "Accounting for Income Taxes," we have recorded a full valuation allowance on net deferred tax assets as realization of such assets in future years is uncertain. See Note 17.

     Stock Option Plans: Kmart accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. See Note 21.

     Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, particularly with respect to matters impacted by the proceedings under Chapter 11, could differ from those estimates.

     Reclassifications: Certain reclassifications of prior year amounts have been made to conform to the current presentation.

     New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for all business combinations initiated after June 30, 2001 and for fiscal years beginning after December 15, 2001, respectively. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations, with limited exceptions, for transactions initiated prior to July 1, 2001, and broadens the criteria for recording intangible assets separate from goodwill. We do not expect that the application of the provisions of SFAS No. 141 will have a material impact to our Consolidated Financial Statements. Under the provisions of SFAS No. 142, the nonamortization provisions and annual impairment tests of goodwill will have no impact on Kmart. Also, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for Kmart on January 30, 2003. We are currently assessing the impact that the application of the provisions of SFAS No. 143 will have on our Consolidated Financial Statements. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes a single accounting approach for measuring impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation whether sold or disposed of by other means. We adopted the provisions of SFAS No. 144 as of the beginning of fiscal 2001. See Note 6 for a discussion of impairment charges recorded in accordance with SFAS No. 144.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

4)  INTEREST ON PRE-PETITION DEBT

     Included in the line Interest expense, net in the Consolidated Statements of Operations is interest income of $4, $17 and $23 for fiscal years 2001, 2000 and 1999, respectively. On the Petition Date we stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $8 in fiscal 2001.

5)  REORGANIZATION ITEMS

     Reorganization items represent amounts we incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The amounts for Reorganization items in the Consolidated Statements of Operations include a charge of $8 for professional services, a credit of $18 for the reduction of lease obligations due to the rejection of closed store leases not classified as discontinued operations and a credit of $174 for the reduction of our estimated obligation for general liability claims.

6)  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

  LONG LIVED ASSET IMPAIRMENT

     Due to below-plan sales and earnings performance in the fourth quarter, our filing under Chapter 11 and planned actions under such filings, we performed a recoverability test on our long-lived assets. In conjunction with this analysis we recorded a non-cash charge of $979 in accordance with SFAS No. 144. This charge is included in the Restructuring, impairment and other charges line in the Consolidated Statements of Operations.

     Of the $979 charge, $929 relates to long-lived assets in our store locations. We reviewed assets on a store-level basis, which is the lowest level of assets for which there are identifiable cash flows. The carrying amount of the store asset groups were compared to the related expected undiscounted future cash flows to be generated by those assets over the estimated remaining useful life of the primary asset. Cash flows were projected for each store based upon historical results and estimates of future performance. In cases where the expected future cash flows were less than the carrying amounts of the assets, those stores were considered impaired and the asset group was written down to fair value. Fair value represents appraised value or is estimated based on sales values of similar assets sold in recent transactions.

     We performed an additional assessment of assets that were not included in the above store analysis. We recorded charges totaling $50 for capital projects that were cancelled, due to capital expenditure restrictions in our DIP Credit Facility.

  SUPPLY CHAIN OPERATIONS

     On September 6, 2001, we announced that we would restructure certain aspects of our supply chain infrastructure, including the reconfiguration of our distribution center network and implementation of new operating software across our supply chain. Completion of these actions is expected by the end of the third quarter of 2003. In conjunction with these actions, we recorded special charges totaling $163 during 2001.

     We recorded a $93 charge related to the planned disposal of supply chain software and hardware and other assets that will no longer be utilized, in accordance with SFAS No. 144. As certain other components of our supply chain software will continue to be utilized until replaced, depreciation will be accelerated to reflect the revised useful lives and these assets will be fully amortized by the end of the third quarter in 2003. We recorded a charge of $23 related to the accelerated depreciation on these assets during fiscal 2001. The expected incremental depreciation aggregates $13 in fiscal 2002 and $5 in fiscal 2003. A $47 charge was provided for lease terminations and contractual employment obligations for staff reductions of 956 employees at our distribution centers in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Restructuring)" ("EITF 94-3"). The majority of the employees were severed in the fourth quarter of fiscal year 2001, with the remaining employees to be severed in the first quarter of fiscal year 2002. During the fourth quarter $6 was paid and charged to reserves for lease terminations and contractual employment obligations. Additionally, we reversed through Reorganization items $30 of this charge to reduce the lease termination reserve to the amount of the allowed claim amount under the Bankruptcy Code.

     The following table summarizes the significant components and presentation in the Consolidated Statements of Operations of the charge for restructuring our supply chain operations during 2001.

                                                            COST OF SALES,
                                                              BUYING AND
                                                              OCCUPANCY      SG&A   TOTAL
                                                            --------------   ----   -----
Lease obligations.........................................       $37         $--    $ 37
Accelerated depreciation of software......................        23          --      23
Asset impairments.........................................         5          88      93
Contractual employment obligations........................        10          --      10
                                                                 ---         ---    ----
  Total...................................................       $75         $88    $163
                                                                 ===         ===    ====

  BLUELIGHT.COM

     We recorded a $92 charge related to our e-commerce site, BlueLight.com, in the second quarter comprised of $41 for the impairment of our investment in BlueLight.com and $51 for the restructuring of our e-commerce business. These charges are included in the line Restructuring, impairment and other charges in the Consolidated Statements of Operations.

     As a result of the changed environment for internet businesses, in which their ability to raise capital became restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com. The initial step was executed by acquiring the remaining 40% interest in BlueLight.com, LLC through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company, and certain limited liability company interests not then owned by us. BlueLight.com, Inc. and BlueLight.com, LLC (hereinafter together or individually, "BlueLight.com") then became wholly owned subsidiaries of Kmart, which allowed us to execute the subsequent steps of our plan. The purchase price of the additional interest was $85, with $69 being satisfied through the issuance of 6.1 million unregistered shares of Kmart common stock and $16 paid in cash. Based upon the revised cash flow projections for the business, we recorded a $41 charge to write-down our investment in BlueLight.com to estimated fair value in accordance with SFAS No. 144. Fair value was estimated using the present value of estimated future cash flows.

     In conjunction with the transaction, the return of capital puts for $62.5 and the 4.4 million warrants for Kmart stock originally granted to SOFTBANK Venture Capital (currently Mobius Venture Capital) and other investors, previously disclosed, were terminated. The $62.5 liability for the return of capital puts, recorded due to the uncertainties surrounding a start-up operation in the highly competitive e-commerce industry, was relieved.

     Of the $51 restructuring charge, $29 related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which were located in the headquarters of BlueLight.com, and have not been utilized in the restructured operations. These assets were reduced to the lower of carrying amount or fair value less cost to sell in accordance with SFAS No. 144. Fair value was determined using the present value of estimated future cash flows. Liabilities for lease terminations, contract terminations and other costs totaling $22 were established in accordance with EITF 94-3 as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

and customer service. During fiscal 2001, $5 was paid and charged against the reserves. After the application of the provisions of SFAS No. 144, as described above, we had remaining long-lived assets with an estimated fair value of $2.5, which are being depreciated over their remaining estimated useful life of 2.5 years.

     During the remainder of 2001, we continued executing our restructuring plan, including formally communicating to 114 employees at the BlueLight.com headquarters expected severance dates and the severance benefit amount they would receive upon termination. In conjunction with this communication, we recorded an additional $5 charge to provide for these costs, $4 of which has been paid and charged against the reserve. These charges are included in the line Restructuring, impairment and other charges in the Consolidated Statements of Operations. Ninety-eight employees were terminated during the second half of fiscal 2001. We also outsourced the hosting of our site, fulfillment of e-commerce orders and all related customer service.

  EMPLOYEE SEVERANCE AND VERP

     During the first quarter of 2001, we realigned our organization and reduced our workforce by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23, which is included in our Consolidated Statements of Operations in the line Restructuring, impairment and other charges. The charge relates, in part, to 130 employees that accepted the VERP offer with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. All benefits associated with the employee severance and VERP charge have been made as of January 30, 2002.

  2000 STRATEGIC ACTIONS

     During the second quarter of fiscal year 2000, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart stores and Kmart Supercenters, accelerating certain inventory reductions and redefining our information technology strategy.

     As a result of these initiatives, we recorded charges totaling $728 ($463 after-tax). During fiscal year 2001, $42 was paid and charged to the reserve. In connection with the bankruptcy filing we reduced the reserve, recording a non-cash adjustment of $37 for the rejection of certain leases associated with the 2000 strategic actions charge to reduce the reserve to the allowed claim amount under the Bankruptcy Code. The following table summarizes the significant components of the charge for strategic actions taken during fiscal year 2000 and the presentation in our Statements of Operations:

                                          COST OF SALES,
                                            BUYING AND
                                            OCCUPANCY       SG&A    TOTAL
                                          --------------   ------   -----
Store closings:
  Lease obligations and maintenance.....       $ --         $191    $191
  Asset impairments.....................         --           97      97
  Inventory write-downs.................         75           --      75
Inventory reductions....................        290           --     290
Information technology..................         --           60      60
Contractual employment obligations......         --           15      15
                                               ----         ----    ----
Total...................................       $365         $363    $728
                                               ====         ====    ====

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

  RESERVE ACTIVITY

     The following table provides information regarding liabilities established, with respect to the fiscal year 2000 strategic actions charge, the fiscal year 2001 employee severance and VERP charge, the fiscal 2001 BlueLight.com restructuring charge and the fiscal year 2001 supply chain charge. The liabilities aggregated $127 and $177 at January 30, 2002 and January 31, 2001, respectively.

                                                 YEAR ENDED 2001                 YEAR ENDED 2000
                                    ------------------------------------------   ---------------
                                      2001        2001       2001      2000           2000
                                      VERP/     BLUELIGHT   SUPPLY   STRATEGIC      STRATEGIC
                                    SEVERANCE     .COM      CHAIN     ACTIONS        ACTIONS
                                    ---------   ---------   ------   ---------   ---------------
Balance, beginning of year........     $--         $--       $--       $177           $ --
Additions charged to earnings.....      19          27        47         --            218
Reductions:
  Cash payments:
     Lease obligations............      --           1         1         42             14
     Employee costs...............      19           4         5         --             --
     Contractual obligations......      --           3        --         --             15
     Other costs..................      --           1        --         --             --
  Non-cash reductions:
     Adjustments..................      --          --        30         37             12
                                       ---         ---       ---       ----           ----
Balance, end of year..............     $--         $18       $11       $ 98           $177
                                       ===         ===       ===       ====           ====

7)  LIABILITIES SUBJECT TO COMPROMISE

     Under bankruptcy law, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against Kmart and 37 of its U.S. subsidiaries. We have received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt, employee payroll and benefits, sales and use taxes and capital lease obligations, all pre-petition liabilities have been classified as Liabilities subject to compromise, in the fiscal year 2001 Consolidated Balance Sheet. Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

     Pursuant to an order of the Court we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is July 31, 2002. Amounts that we have recorded may be different than amounts filed by our creditors. The number and amount of allowed claims cannot be presently ascertained.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The following table summarizes the components of the liabilities included in the line Liabilities subject to compromise in our Consolidated Balance Sheet as of January 30, 2002.

                                                               YEAR END
                                                                 2001
                                                               --------
Accounts payable............................................    $3,058
Closed store reserves.......................................       484
Public liability and workers compensation...................       312
Taxes payable...............................................       149
Debt and notes payable......................................     3,346
Pension obligation..........................................       195
Other liabilities...........................................       516
                                                                ------
Liabilities subject to compromise...........................    $8,060
                                                                ======

8)  LONG-TERM DEBT AND NOTES PAYABLE

                                           FISCAL YEAR                    YEAR END   YEAR END
TYPE                                        MATURITY     INTEREST RATES     2001       2000
----                                       -----------   --------------   --------   --------
DIP Credit Facility......................     2004         Floating       $   330     $   --
Credit facilities........................     2002         Floating         1,064         --
Debentures...............................  2004-2023      7.8%-12.5%        1,995      1,567
Medium-term notes........................  2002-2020        7%-9%             223        269
CMBS.....................................     2002         Floating            --        270
Mortgage notes...........................  2005-2019      7.0%-12.8%           64         46
                                                                          -------     ------
Total....................................                                   3,676      2,152
Less amounts subject to compromise.......                                  (3,346)        --
Less current portion of long-term debt...                                      --        (68)
                                                                          -------     ------
Long-term debt and notes payable.........                                 $   330     $2,084
                                                                          =======     ======

     On January 25, 2002, the Court authorized borrowings up to $1.15 billion of the DIP Credit Facility for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility. Debt issuance costs associated with the DIP Credit Facility totaled $71 and are being amortized through its maturity in April 2004. The DIP Credit Facility is a revolving credit facility in which Kmart is the borrower and the rest of the debtors are guarantors. The DIP Credit Facility is collateralized by first liens on substantially all of our assets (subject to valid and unavoidable pre-petition liens and certain other permitted liens). Borrowings under the DIP Credit Facility can be denominated in U.S. dollars bearing interest at the Prime Rate plus 2.5% per annum, or at Kmart's option, in Eurodollars bearing interest at the LIBOR rate plus 3.5% per annum. The DIP Credit Facility requires that we maintain certain financial covenants and restricts future liens, indebtedness, capital expenditures, dividend payments and sale of assets.

     Prior to the Petition Date, our primary sources of working capital had been cash flows from operations and borrowings under our $1.1 billion credit facility ("Credit Facility") and $400 credit facility ("364-day Facility"). On June 15, 2001, we sold in an underwritten offering $430 of 9 7/8% Notes due June 2008. Interest was payable semiannually on June 15 and December 15. On January 30, 2001, we sold in an underwritten offering $400 of 9.375% Notes due February 1, 2006 ("Notes"). Interest was payable semi-annually on February 1 and August 1. We used the proceeds from the notes for the paydown of certain collateralized mortgage backed securities and other general corporate purposes. The various facilities contain certain

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

affirmative and negative covenants customary to these types of agreements. Due to the proceedings under Chapter 11, we are in default on our debt agreements, with the exception of the DIP Credit Facility. While operating under Chapter 11, we are prohibited from paying interest on unsecured pre-petition debts. We ceased accruing interest on all unsecured long-term debt subject to compromise in accordance with SOP 90-7. The estimated fair market value of debentures included in long-term debt classified in Liabilities subject to compromise, was approximately $817 at the end of fiscal year 2001. Fair market value for medium term notes classified in Liabilities subject to compromise cannot be reasonably estimated at year end 2001. The estimated fair market value of long-term debt was $2,016 at fiscal year end 2000. The estimated fair market value was based on the quoted market prices for the same or similar issues or on the current rates offered to Kmart for debt of the same remaining maturities. There were $400, $664 and $330 of borrowings outstanding under our 364-day Credit Facility, Credit Facility and DIP Credit Facility, respectively, at the end of fiscal year 2001.

     The contractual principal maturities of long-term debt for the five years subsequent to 2001 are: 2002 -- $1,151; 2003 -- $53; 2004 -- $661; 2005 -- $113;
2006 -- $615 and 2007 and later -- $1,083. Cash paid for interest was $205, $285 and $262 in 2001, 2000 and 1999, respectively.

9)  DISCONTINUED OPERATIONS AND DISPOSITIONS

     Discontinued operations primarily relate to Builder's Square, Inc. ("Builder's Square"). On June 11, 1999, Hechinger Company ("Hechinger"), which had previously acquired substantially all of the operating assets of Builder's Square, filed for Chapter 11 bankruptcy protection. In the second quarter of 1999, we recorded a charge of $354 ($230 after tax) which reflected our best estimate of the impact of Hechinger's default on lease obligations for up to 117 former Builder's Square locations, which are guaranteed by Kmart. The charge did not reflect an amount, if any, which we may ultimately recover on account of any claims previously filed by Kmart or an amount, if any, which may be sought by others against Kmart. In connection with Kmart's bankruptcy filing, we recorded a non-cash credit of $169 for the reduction of our obligation due to the rejection of leases for the Builder's Square, Hechinger, Pace and Furr's locations to reduce the reserves to the amount of the allowed claim under the Bankruptcy Code.

10)  PROPERTY AND EQUIPMENT

                                                                  YEAR END
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Land........................................................  $   410   $   389
Buildings...................................................    1,097     1,064
Leasehold improvements......................................    3,055     2,644
Furniture and fixtures......................................    5,831     5,730
Construction in progress....................................      189       245
                                                              -------   -------
                                                               10,582    10,072
Property under capital lease................................    1,727     1,870
                                                              -------   -------
                                                               12,309    11,942
Less:
Accumulated depreciation and amortization...................   (4,977)   (4,289)
Accumulated depreciation on capital leases..................   (1,171)   (1,096)
                                                              -------   -------
Total.......................................................  $ 6,161   $ 6,557
                                                              =======   =======

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The following table provides a breakdown of the number of stores leased compared to owned:

                                                               FISCAL YEAR
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Number of U.S. Kmart stores owned...........................    133     121
Number of U.S. Kmart stores leased..........................  1,981   1,984
                                                              -----   -----
                                                              2,114   2,105
                                                              =====   =====

11)  INVESTMENTS IN AFFILIATED RETAIL COMPANIES

  MELDISCO

     All Kmart footwear departments are operated under a license agreement with the Meldisco subsidiaries of FTS, substantially all of which are 49% owned by Kmart and 51% owned by FTS. Income earned under various agreements was $255, $270 and $245 in 2001, 2000 and 1999, respectively. We received dividends from Meldisco in 2001, 2000 and 1999 of $51, $44 and $38, respectively. Unremitted earnings included in consolidated retained earnings were $46, $51 and $44 at year end 2001, 2000 and 1999, respectively.

                                                                   FISCAL YEAR
                                                             ------------------------
MELDISCO INFORMATION                                          2001     2000     1999
--------------------                                         ------   ------   ------
Net sales..................................................  $1,209   $1,291   $1,212
Gross profit...............................................     561      592      544
Net income.................................................      92      105       91
Inventory..................................................     130      118      138
Other current assets.......................................      62      101       63
                                                             ------   ------   ------
Total assets...............................................     192      219      201
Current liabilities........................................      37       50       47
                                                             ------   ------   ------
Net assets.................................................  $  155   $  169   $  154
                                                             ======   ======   ======
Kmart's Share of Equity....................................  $   76   $   82   $   74
                                                             ======   ======   ======

  BLUELIGHT.COM

     On July 31, 2001, we acquired the remaining 40% interest in BlueLight.com through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company, and certain limited liability company interests not owned by Kmart, at which time BlueLight.com became a wholly-owned subsidiary of Kmart. The results of BlueLight.com's operations are fully consolidated in our financial

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

statements commencing July 31, 2001. For the period from February 1, 2001 to July 31, 2001, BlueLight.com had net sales of $8 million, gross profit of $1 million and a net loss of $55 million.

                                                              FISCAL YEAR
                                                              ------------
BLUELIGHT.COM INFORMATION                                     2000    1999
-------------------------                                     -----   ----
Net sales...................................................  $  26   $--
Gross profit................................................    (10)   --
Net loss....................................................   (120)   (5)
Inventory...................................................     14    --
Other current assets........................................     21    62
Total assets................................................     66    63
Current liabilities.........................................     48     5
Net assets..................................................  $  17   $58
                                                              =====   ===
Kmart's Share of Equity.....................................  $  10   $34
                                                              =====   ===

  PENSKE

     In November 1995, we sold our auto service center business to Penske Auto Centers, Inc., a corporation controlled by Penske Corporation ("Penske"). In connection with the sale, Kmart and Penske entered into a multi-year master sublease agreement for the auto service center locations that are operated by Penske and Penske Auto Centers. We entered an agreement effective January 1, 2000 with Penske under which we acquired a 22 percent interest in Penske LLC, an entity formed to own and operate the Penske Auto Centers. In January 2001, Kmart and Penske entered into an agreement to increase our interest in Penske LLC from 22 percent to 36 percent. Our investment in Penske LLC is accounted for under the equity method and has no carrying value at January 30, 2002. See Note 23 regarding the wind-down of Penske Auto Centers operations.

12)  OTHER COMMITMENTS AND CONTINGENCIES

     Guarantees:

     We have outstanding guarantees for property leased by certain former subsidiaries as follows:

                                                              PRESENT
                                                              VALUE AT      GROSS
                                                                 7%         LEASE
                                                              --------   -----------
                                                                2001     2001   2000
                                                              --------   ----   ----
The Sports Authority........................................    $184     $312   $341
Borders Group, Inc..........................................      89      150    163
OfficeMax...................................................      66       97    111
                                                                ----     ----   ----
Total.......................................................    $339     $559   $615
                                                                ====     ====   ====

     Our rights and obligations with respect to our guarantee of The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc. leases are governed by Lease Guaranty, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994, and May 24, 1995, respectively, as may be amended from time to time. In addition, as of January 30, 2002, we had guaranteed $82 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. These agreements expire from 2004 through 2009. Kmart's contingent obligation is dependent on the future operating results of the guarantees and is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

  Legal Proceedings:

     Kmart has been provided with copies of anonymous letters sent to the Securities and Exchange Commission ("SEC"), our auditors, directors and legal counsel expressing concern with respect to various matters. The letters purport to be sent by certain of our employees. The letters have been referred to the Audit Committee, which has engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U. S. Attorney's office for the Eastern District of Michigan with respect to their investigations of these matters.

     Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock between May 17, 2001 and January 22, 2002, inclusive, naming Charles Conaway as CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan, allege that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. Kmart is not a defendant.

     Kmart is involved in discussions with the United States Attorney for the District of Puerto Rico regarding a criminal investigation arising out of the alleged actions of certain of our employees following the 1998 Hurricane Georges.

     On March 18, 2002, a purported class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various officers and directors of Kmart alleging breach of fiduciary duty under ERISA for excessive investment in company stock; failure to provide complete and accurate information about Kmart common stock and failure to provide accurate information regarding our financial condition. Class action allegations are also made for current and former employees who participate in the Kmart Corporation Retirement Savings Plan. Kmart is not a defendant.

     Kmart is a defendant in six putative class actions and one multi-plaintiff case pending in California, all relating to our classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act and the California Labor Code and our alleged failure to pay overtime wages as required by these laws. These seven wage-and-hour cases were all filed during 2001 and are currently pending in the U.S. District Court for the Eastern District of California (Henderson v. Kmart), the U.S. District Court for the Central District of California (Gulley v. Kmart, the multi-plaintiff case, which was originally brought in state court) and the Superior Courts of the State of California for the Counties of Alameda, Los Angeles and Riverside (Panossian v. Kmart, Wallace v. Kmart, Pierce v. Kmart, Hancock v. Kmart, Pryor v. Kmart). If all of these cases were determined adversely to Kmart, the resulting damages would have a material adverse impact on our results of operations and financial condition. However, there have been no class certifications, all of the cases are stayed as a result of the Company's bankruptcy and, based on our initial investigations, we believe that the Company has numerous defenses to each of these claims. As a result, we are currently unable to quantify the financial exposure of these cases.

     We are a party to a substantial number of other claims, lawsuits, and pending actions, most of which are routine and all of which are incidental to our business. Some matters involve claims for large amounts of damages as well as other relief. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Although the final consequences of these proceedings are not presently determinable, in the opinion of management, they are not expected to have a material adverse affect on our liquidity, financial position or results of operations.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

  Other:

     Minimum royalty payments in certain vendor contracts for the five years subsequent to 2001 are: 2002 -- $65; 2003 -- $87; 2004 -- $84; 2005 -- $81;
2006 -- $84 and 2007 and later -- $90.

13)  LIABILITIES

     Accrued payroll and other liabilities and Other long-term liabilities included in the Consolidated Balance Sheets consist of the following:

                                                                    YEAR END
                                                        ---------------------------------
                                                             2001              2000
                                                        ---------------   ---------------
                                                                  LONG-             LONG-
                                                        CURRENT   TERM    CURRENT   TERM
                                                        -------   -----   -------   -----
Closed store reserves.................................   $ --      $--    $  252    $561
Accrued payroll and related liabilities...............    138       --       339      --
Deferred income taxes.................................     --       --       197      --
Income taxes payable..................................     40       --        73      --
Current portion of capital lease obligation...........     84       --        85      --
Other liabilities.....................................    116       79       641     273
                                                         ----      ---    ------    ----
Total.................................................   $378      $79    $1,587    $834
                                                         ====      ===    ======    ====

     As discussed in Note 7, all pre-petition liabilities except for secured debt, employee payroll and benefits, sales and use taxes and capital lease obligations, have been classified as Liabilities subject to compromise.

14)  LEASES

     We conduct operations primarily in leased facilities. Kmart store leases are generally for terms of 25 years with multiple five-year renewal options that allow us the option to extend the life of the lease up to 50 years beyond the initial noncancelable term. In certain Kmart leased facilities, selling space has been sublet to other retailers, including Olan Mills, Inc., Penske LLC, and the Meldisco subsidiaries of FTS.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Under the Bankruptcy Code we may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown below may not reflect actual cash outlays in the future periods. See Note 23, Subsequent Events.

                                                                 MINIMUM LEASE
                                                                  COMMITMENTS
                                                              -------------------
AS OF JANUARY 30, 2002                                        CAPITAL   OPERATING
----------------------                                        -------   ---------
Fiscal Year:
  2002......................................................  $  234     $   728
  2003......................................................     224         705
  2004......................................................     209         669
  2005......................................................     188         603
  2006......................................................     156         574
  Later years...............................................   1,232       6,355
                                                              ------     -------
Total minimum lease payments................................   2,243       9,634
Less-minimum sublease income................................      --      (1,991)
                                                              ------     -------
Net minimum lease payments..................................   2,243     $ 7,643
                                                                         =======
Less:
  Estimated executory costs.................................    (619)
  Amount representing interest..............................    (683)
                                                              ------
                                                                 941
Current.....................................................     (84)
                                                              ------
Long-term...................................................  $  857
                                                              ======

RENT EXPENSE                                                  2001    2000    1999
------------                                                  -----   -----   -----
Minimum rentals.............................................  $ 766   $ 773   $ 784
Percentage rentals..........................................     39      46      41
Less-sublease rentals.......................................   (248)   (257)   (253)
                                                              -----   -----   -----
Total.......................................................  $ 557   $ 562   $ 572
                                                              =====   =====   =====

15)  SHARE REPURCHASE PROGRAMS

     In July 2001, we terminated the common stock repurchase program that was initiated in April 1999. Under the program we repurchased approximately 22 million shares of common stock at a cost of approximately $55 and $200 in fiscal years 2000 and 1999, respectively. We also terminated the trust convertible preferred securities repurchase program that was initiated in February 2000. Under the program we repurchased approximately 2 million shares of trust convertible securities during fiscal year 2000 at a cost of approximately $84.

16)  CONVERTIBLE PREFERRED SECURITIES

     In June 1996, a trust sponsored and wholly owned by Kmart issued to the public 20,000,000 trust convertible preferred securities ("Preferred Securities"). The proceeds from the sale of the Preferred Securities, together with the proceeds of a sale of common trust securities to Kmart, were used to purchase from Kmart 7 3/4% subordinated convertible debentures due June 15, 2016. The debentures are the sole asset of the trust.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The Preferred Securities accrue and pay cash distributions quarterly at a rate of 7 3/4% per annum. We have guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities. We have stopped accruing distributions on the Preferred Securities in accordance with SOP 90-7. Contractual distributions for fiscal year 2001 on the Preferred Securities were $72.

     The Preferred Securities are convertible at the option of the holder at any time at the rate of 3.3333 shares of Kmart common stock for each Preferred Security, and are mandatorily redeemable upon repayment of the debentures, either at maturity on June 15, 2016, or upon their earlier redemption. The debentures became callable at our option beginning June 15, 1999.

     During fiscal year 2000 we repurchased approximately 2 million shares of Preferred Securities at a cost of approximately $84. For purposes of computing earnings per share ("EPS"), the discount on the repurchase, net of tax, was added to net income to arrive at income available to common shareholders.

     Based on the quoted market prices, fair value of the Preferred Securities was approximately $130 and $714 as of fiscal year end 2001 and 2000, respectively.

17)  INCOME TAXES

INCOME (LOSS) BEFORE INCOME TAXES                             2001     2000     1999
---------------------------------                            -------   -----   ------
U.S........................................................  $(2,659)  $(369)  $  992
Foreign....................................................       27      37       28
                                                             -------   -----   ------
Total......................................................  $(2,632)  $(332)  $1,020
                                                             =======   =====   ======

INCOME TAX PROVISION (BENEFIT)                                2001     2000     1999
------------------------------                                -----    -----    ----
Current:
  Federal...................................................  $ (29)   $(149)   $133
  State and local...........................................     --        2      17
  Foreign...................................................     10       14      11
                                                              -----    -----    ----
                                                                (19)    (133)    161
Deferred:
  Federal...................................................    (86)      (5)    169
  State.....................................................    (10)       4       7
                                                              -----    -----    ----
Total.......................................................  $(115)   $(134)   $337
                                                              =====    =====    ====

EFFECTIVE TAX RATE RECONCILIATION                            2001      2000      1999
---------------------------------                            -----     -----     ----
Federal income tax rate....................................  (35.0)%   (35.0)%   35.0%
State and local taxes, net of federal tax benefit..........   (1.0)%     1.1%     1.5%
Tax credits................................................   (0.3)%    (2.2)%   (0.7)%
Equity in net income of affiliated companies...............   (0.5)%    (4.2)%   (1.2)%
Valuation allowance........................................   33.3%       --%      --%
Other......................................................   (0.9)%    (0.1)%   (1.6)%
                                                             -----     -----     ----
                                                              (4.4)%   (40.4)%   33.0%
                                                             =====     =====     ====

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 YEAR END
                                                              --------------
DEFERRED TAX ASSETS AND LIABILITIES                            2001    2000
-----------------------------------                           ------   -----
Deferred tax assets:
  Federal benefit for state and foreign taxes...............  $   34   $  45
  Discontinued operations...................................      90     196
  Accruals and other liabilities............................     296     118
  Property and equipment....................................      78      --
  Capital leases............................................     115      81
  Store closings............................................      60      90
  Credit carryforwards......................................     201     172
  NOL carryforwards.........................................     374       5
  Other.....................................................      52      18
                                                              ------   -----
Total deferred tax assets...................................   1,300     725
Valuation allowance.........................................    (958)     --
                                                              ------   -----
Net deferred tax assets.....................................  $  342   $ 725
Deferred tax liabilities:
  Inventory.................................................     311     402
  Property and equipment....................................      --     412
  Other.....................................................      31      32
                                                              ------   -----
Total deferred tax liabilities..............................     342     846
                                                              ------   -----
Net deferred tax liabilities................................  $   --   $(121)
                                                              ======   =====

     We have recorded a full valuation allowance on net deferred tax assets, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain. At January 30, 2002, we have unused net operating loss ("NOL") carryforwards of approximately $1,003. The federal tax benefits of these NOL carryforwards will expire in 2021 and the state tax benefits will predominantly expire between 2016 and 2021. Additionally, we have available foreign tax credit carryforwards of approximately $66 which would expire in 2002 ($9), 2003 ($19), 2005 ($20) and 2006 ($18); general business tax credit carryforwards of approximately $26 which would expire in 2020 ($15) and 2021 ($11) and alternative minimum tax ("AMT") credit carryforwards of approximately $109 which may be carried forward indefinitely.

     In 2001, the Internal Revenue Service completed its examination of Kmart's federal income tax returns through 1998. We believe that adequate tax accruals have been provided for all years.

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted. This law allows NOL carrybacks arising in taxable years ending 2001 and 2002 to offset 100% of a taxpayer's alternative minimum taxable income. As such, Kmart anticipates filing amended carryback claims, which will result in additional AMT refunds of $13.

     Cash (received) paid for income taxes was $(79), $50 and $59 in 2001, 2000 and 1999, respectively.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

18)  EARNINGS PER SHARE

                                                              2001     2000    1999
                                                             -------   -----   -----
Net (loss) income from continuing operations...............  $(2,587)  $(244)  $ 633
Discount on redemption of Preferred Securities, net........       --      10      --
                                                             -------   -----   -----
Net (loss) income from continuing operations available to
  common shareholders......................................   (2,587)   (234)    633
Discontinued operations....................................      169      --    (230)
                                                             -------   -----   -----
Net (loss) income available to common shareholders.........  $(2,418)  $(234)  $ 403
                                                             =======   =====   =====
Preferred dividends........................................  $    --   $  --   $  50
                                                             =======   =====   =====

                                                              2001     2000     1999
                                                             ------   ------   ------
Basic weighted average shares..............................   494.1    482.8    491.7
Dilutive effect of stock options...........................      --       --      3.3
Convertible preferred securities...........................      --       --     66.7
                                                             ------   ------   ------
Diluted weighted average shares............................   494.1    482.8    561.7
                                                             ======   ======   ======
Basic (loss) earnings per share:
  Net (loss) income from continuing operations available to
     common shareholders...................................  $(5.23)  $(0.48)  $ 1.29
  Discontinued operations..................................    0.34       --    (0.47)
                                                             ------   ------   ------
  Net (loss) income available to common shareholders.......  $(4.89)  $(0.48)  $ 0.82
                                                             ======   ======   ======
Diluted (loss) earnings per share:
  Net (loss) income from continuing operations available to
     common shareholders...................................  $(5.23)  $(0.48)  $ 1.22
  Discontinued operations..................................    0.34       --    (0.41)
                                                             ------   ------   ------
Net (loss) income available to common shareholders.........  $(4.89)  $(0.48)  $ 0.81
                                                             ======   ======   ======

     In fiscal years 2001 and 2000, all outstanding stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For fiscal year 2001, options to purchase 60.0 million shares of common stock at prices ranging from $4.86 to $26.03 were excluded from the calculations. For fiscal year 2000, options to purchase 46.3 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from the calculations. The calculations also exclude the effect of Preferred Securities. For fiscal years 2001 and 2000, diluted shares outstanding exclude approximately
59.9 million common shares from potential conversion of certain Preferred Securities due to their anti-dilutive effect. For fiscal year 2000 diluted shares outstanding exclude approximately 0.2 million shares from the potential conversion of written put options due to their anti-dilutive effect.

19)  PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     In the first quarter of 2001, we announced a Voluntary Early Retirement Program ("VERP") for certain Kmart associates at the Kmart Resource Center over the age of 49 with at least 10 years of service as of May 7, 2001. Of the 539 Kmart associates eligible for the program, 130 accepted the early retirement offer, and we recorded a pre-tax charge of $6. Payouts under this program were funded from the Kmart Employee Pension Plan except for certain payments to highly compensated employees, which were paid directly. Prior to 1996, Kmart had defined benefit pension plans covering eligible associates who met certain requirements of

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans.

     The plan's assets consist primarily of equity and fixed income securities. Contributions to the plans were not required for fiscal years 2001, 2000 and 1999. Total consolidated pension income was $72, $71 and $68 in 2001, 2000 and 1999, respectively.

     The $195 liability reported in the fiscal year 2001 Consolidated Balance Sheet has been included as a component of Liabilities subject to compromise pending final resolution of an allowed claim that may be filed by the Pension Benefit Guaranty Corporation.

     The following tables summarize the change in benefit obligation, change in plan assets, funded status, amounts recognized and actuarial assumptions for our employee pension plans. We have non-qualified plans for directors and officers which were partially funded as of years ended 2001 and 2000. Benefits under the plans totaled $36 and $32 at the end of 2001 and 2000, respectively, which have been accrued in the Consolidated Balance Sheets. Plan assets totaled $16 and $15 as of year end 2001 and 2000, respectively.

                                                                 YEAR END
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $1,974   $1,944
  Interest costs............................................     144      142
  VERP......................................................       5       --
  Actuarial gain (loss).....................................      84       (6)
  Benefits paid including VERP..............................    (122)    (106)
                                                              ------   ------
  Benefit obligation at end of year.........................  $2,085   $1,974
                                                              ======   ======
Change in plan assets
  Fair value of plan assets at beginning of year............  $2,141   $2,105
  Actual return on plan assets..............................    (129)     142
  Benefits paid including VERP..............................    (122)    (106)
                                                              ------   ------
  Fair value of plan assets at end of year..................  $1,890   $2,141
                                                              ======   ======

                                                                 YEAR END
                                                              --------------
                                                              2001     2000
                                                              -----   ------
Funded status...............................................  $(195)  $  167
Unrecognized net loss (gain)................................    369      (53)
Unrecognized transition asset...............................    (33)     (40)
                                                              -----   ------
Prepaid benefit cost........................................    141       74
  Accumulated other comprehensive income....................   (336)      --
                                                              -----   ------
  (Accrued liability) prepaid benefit cost in the
     Consolidated Balance Sheets............................  $(195)  $   74
                                                              =====   ======
Weighted-average assumptions
  Discount rate.............................................   7.25%    7.50%
  Expected return on plan assets............................   9.50%   10.00%

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                    YEAR END
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Components of Net Periodic Benefit (Income)/Expense
  Interest costs............................................  $ 144   $ 142   $ 141
  Expected return on plan assets............................   (209)   (206)   (202)
  Amortization of unrecognized transition asset.............     (7)     (7)     (7)
                                                              -----   -----   -----
  Net periodic benefit......................................  $ (72)  $ (71)  $ (68)
                                                              =====   =====   =====

     Full time associates who have worked 10 years and who have retired after age 55 have the option of participation in Kmart's medical plan until age 65. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with our expressed intent to increase the retiree contribution rate annually. The accrued post-retirement benefit costs were $43 and $49 at the end of 2001 and 2000, respectively.

20)  RETIREMENT SAVINGS PLAN

     The Retirement Savings Plan provides that associates of Kmart who have completed 1,000 hours of service within a twelve month period can invest from 1% to 16% of their earnings in their choice of various investments. For each dollar the participant contributed up to 6% of earnings, we contributed an additional 50 cents which was invested in the Employee Stock Ownership Plan. In February 2002, the Employee Stock Ownership Plan provision was removed and the Employer Match Contribution could be directed at the discretion of the participant.

     The Retirement Savings Plan also had a profit sharing feature whereby we would make contributions based on profits, with minimum yearly contributions required of $30. The profit sharing feature was discontinued in 2001. Our total expense related to the Retirement Savings Plan was $41, $73 and $94 in 2001, 2000 and 1999, respectively.

21)  STOCK OPTION PLANS

     We use the intrinsic value method of accounting for our stock option and restricted stock plans in accordance with APB No. 25. Since stock options were granted at exercise prices equal to the market prices on the grant date, no compensation cost has been recognized for stock options granted under our stock based compensation plans.

     Had the compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of FAS No. 123 "Accounting for Stock-Based Compensation," net (loss) income and net (loss) income per share would have been the pro forma amounts shown below.

PRO FORMA INCOME                                              2001      2000    1999
----------------                                             -------   ------   -----
Net (loss) income -- as reported...........................  $(2,418)  $ (244)  $ 403
EPS -- as reported.........................................    (4.89)   (0.48)   0.81
Net (loss) income -- pro forma.............................   (2,473)    (279)    376
EPS -- pro forma...........................................    (5.00)   (0.56)   0.76

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model with a dividend yield of 0%. Options generally vest over 3 years on a straight-line basis with a term of 10 years.

                                                              2001     2000     1999
                                                             ------   ------   ------
Expected volatility........................................  0.4435   0.4672   0.4506
Risk-free interest rates...................................    4.84     6.43     4.93
Expected life in years.....................................       5        5        5
Weighted-average fair value per share......................  $ 3.84   $ 3.90   $ 7.90

STOCK OPTION PLANS (000'S)                                    SHARES   OPTION PRICE
--------------------------                                    ------   ------------
January 26, 2000
  Outstanding...............................................  27,893   $7.00-$26.03
  Granted...................................................  22,026   $5.34-$ 9.59
  Exercised.................................................    (103)  $7.81-$ 7.81
  Forfeited.................................................  (3,561)  $6.84-$26.03
                                                              ------
January 31, 2001
  Outstanding...............................................  46,255   $5.34-$26.03
  Granted...................................................  20,763   $4.86-$13.18
  Exercised.................................................  (1,235)  $5.91-$12.13
  Forfeited.................................................  (5,810)  $4.86-$26.03
                                                              ------
January 30, 2002
  Outstanding...............................................  59,973   $4.86-$26.03
  Exercisable...............................................  31,653   $5.34-$26.03
  Available for grant.......................................  23,273

     The following table summarizes information about stock options outstanding as of January 30, 2002:

                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                   ----------------------------------   ----------------------
                    NUMBER OF    WEIGHTED                NUMBER OF    WEIGHTED
                     SHARES       AVERAGE    WEIGHTED     SHARES      AVERAGE
RANGE OF           OUTSTANDING   REMAINING   AVERAGE    EXERCISABLE   EXERCISE
EXERCISE PRICE       (000'S)       LIFE       PRICE       (000'S)      PRICE
--------------     -----------   ---------   --------   -----------   --------
$ 4.86 to $10.00     35,358         7.8       $ 7.93      11,164       $ 8.31
$10.01 to $15.00     14,901         5.5       $11.81      11,595       $12.23
$15.01 to $26.03      9,714         5.3       $16.99       8,894       $16.94
----------------     ------         ---       ------      ------       ------
$ 4.86 to $26.03     59,973         6.8       $10.36      31,653       $12.17

22)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     As discussed in Note 2, Kmart determined that we would restate our previously reported quarterly financial statements based upon the results of the internal investigation. We concluded that (1) an adjustment should be made with respect to the accounting for up-front consideration in a transaction from a vendor which more appropriately should have been deferred and recognized over the life of the contract and (2) the recording of additional general liability reserves in the fourth quarter was more appropriately designated as a second quarter event. Accordingly, adjustments were made for such transactions, including restatements of previously reported quarterly financial statements. The first item resulted in a net reduction to operating results in the second quarter of $42 ($28 after-tax), or $.06 per share, and an increase in third quarter

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

operating results of $15 ($10 after-tax), or $.02 per share, resulting in a net reduction to results of operations for fiscal year 2001 of $27 or $.04 per share. The second item increased general liability reserves in the second quarter, rather than the fourth quarter, by approximately $167 ($112 after-tax), or $.23 per share, through a charge to Selling, general and administrative (S,G&A) expenses.

     Given our recent bankruptcy filing and the increased uncertainty relating to allowances and the corresponding difficulty in reliably estimating such amounts in the future, we concluded that it would be preferable to change our accounting method for interim recognition of such cost recoveries from vendors.

     For interim reporting periods in fiscal 2000 and prior, our policy was to record allowances not yet subject to a written agreement during the first three quarters of a fiscal year based upon our estimate of annual allowances ("our plan") as determined by historical experience and current understandings with our vendors. These amounts were supplemented by allowances obtained that were not contemplated in such plan. While many agreements are finalized throughout the year, significant activity occurs in the fourth quarter to finalize outstanding agreements and collect allowances.

     During the fourth quarter of fiscal 2001 we adopted a new accounting policy effective as of February 1, 2001, for interim financial reporting only, requiring that cost recoveries from vendors be recognized only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed. This change in methodology does not affect the results that otherwise would have been reported for the full fiscal year, but rather affects the interim recognition of allowances during the year. We believe our new method is preferable because it provides higher precision, better verifiability, reduced reliance on estimates and is consistent with an analogous application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     Embedded in the accounting change that gives effect to the change in interim financial reporting for allowances is an adjustment for an indeterminate amount of supplemental or "incremental" allowances that were initially recorded in the first three quarters prior to having been documented, or otherwise deemed appropriate, pursuant to our historical policy. Kmart has concluded that it is not practicable to determine the impact on prior quarters. It should be noted however, that the restated interim information reflects such allowances only to the extent they are supported by formal agreements or otherwise deemed appropriate in the quarter recognized.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Following is a summary of the effects of the restatements discussed above, including the change in accounting method, and the pro forma effect of the change in accounting method on the comparable quarters in the prior year:

                                                           AS PREVIOUSLY REPORTED
                                                         ---------------------------
                                                          FIRST    SECOND     THIRD
                                                         QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------
    2001:
    Sales..............................................  $8,337    $8,917    $8,019
    Cost of sales, buying and occupancy................   6,608     7,058     6,425
    Continuing net loss................................     (25)      (95)     (224)
    Discontinued operations............................      --        --        --
                                                         ------    ------    ------
    Net loss...........................................  $  (25)   $  (95)   $ (224)
                                                         ======    ======    ======
    Net loss per share, basic
      Continuing net loss..............................  $(0.05)   $(0.19)   $(0.45)
      Discontinued operations..........................      --        --        --
                                                         ------    ------    ------
      Net loss.........................................  $(0.05)   $(0.19)   $(0.45)
                                                         ======    ======    ======
    Net loss per share, diluted
      Continuing net loss..............................  $(0.05)   $(0.19)   $(0.45)
      Discontinued operations..........................      --        --        --
                                                         ------    ------    ------
      Net loss.........................................  $(0.05)   $(0.19)   $(0.45)
                                                         ======    ======    ======

                                                                 AS RESTATED
                                                         ---------------------------
                                                          FIRST    SECOND     THIRD       FOURTH
                                                         QUARTER   QUARTER   QUARTER      QUARTER
                                                         -------   -------   -------      -------
    2001:
    Sales..............................................  $8,337    $8,917    $8,019       $10,878
    Cost of sales, buying and occupancy................   6,834     7,253     6,434         9,415
    Continuing net loss................................    (233)     (377)     (235)       (1,742)
    Discontinued operations............................      --        --        --           169
                                                         ------    ------    ------       -------
    Net loss...........................................  $ (233)   $ (377)   $ (235)      $(1,573)
                                                         ======    ======    ======       =======
    Net loss per share, basic
      Continuing net loss..............................  $(0.48)   $(0.77)   $(0.47)      $ (3.49)
      Discontinued operations..........................      --        --        --          0.34
                                                         ------    ------    ------       -------
      Net loss.........................................  $(0.48)   $(0.77)   $(0.47)      $ (3.15)
                                                         ======    ======    ======       =======
    Net loss per share, diluted
      Continuing net loss..............................  $(0.48)   $(0.77)   $(0.47)      $ (3.49)
      Discontinued operations..........................      --        --        --          0.34
                                                         ------    ------    ------       -------
      Net loss.........................................  $(0.48)   $(0.77)   $(0.47)      $ (3.15)
                                                         ======    ======    ======       =======
    Common stock price
      High.............................................  $10.66    $12.13    $13.16       $  6.85
      Low..............................................    8.42     10.10      5.74          0.70

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                           AS PREVIOUSLY REPORTED
                                                    -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
2000:
Sales.............................................  $8,195    $8,998    $8,199    $11,636
Cost of sales, buying and occupancy...............  $6,494    $7,518    $6,518    $ 9,128
Net income (loss).................................  $   22    $ (448)   $  (67)   $   249
Net income (loss) per share, basic................  $ 0.06    $(0.93)   $(0.14)   $  0.51
Net income(loss) per share, diluted...............  $ 0.06    $(0.93)   $(0.14)   $  0.48

                                                                  PRO FORMA
                                                    -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
2000:
Sales.............................................  $8,195    $8,998    $8,199    $11,636
Cost of sales, buying and occupancy...............  $6,619    $7,591    $6,595    $ 8,853
Net income (loss).................................  $ (101)   $ (520)   $ (143)   $   520
Net income (loss) per share, basic................  $(0.19)   $(1.08)   $(0.29)   $  1.07
Net income(loss) per share, diluted...............  $(0.19)   $(1.08)   $(0.29)   $  0.98

Common stock price
  High............................................  $10.06    $ 8.63    $ 7.50    $  8.75
  Low.............................................    7.94      6.75      5.75       5.06

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the fourth quarter of fiscal year 2001, we recorded charges for impairments of $979 in accordance with SFAS No. 144, a valuation allowance on deferred tax assets of $958 in accordance with SFAS No. 109, an increase in the LIFO reserve of $75, a credit of $184 for reorganization items for amounts directly resulting from the Chapter 11 proceedings and a credit of $169 for reversals of rejected lease reserves of discontinued operations.

     Included in 2001 operating results are adjustments to our asset and liability accounts that reduced operating results reported in 2001 by $15 in the first quarter, $21 in the second quarter, $2 in the third quarter and $23 in the fourth quarter. Substantially all of the adjustments related to prior years.

23)  SUBSEQUENT EVENTS

  STORE CLOSINGS

     On March 20, 2002, the Court approved the closure of 283 stores, or approximately 13% of our 2,114 stores. The closures include 270 Kmart discount stores and 12 Kmart Supercenters in 40 states, and 1 Kmart store in Puerto Rico. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores, which did not meet our financial requirements for ongoing operations. Renegotiating lease terms was also explored to improve store profitability and avoid the need for closure.

     Shortly after receiving Court approval, we commenced store-closing sales, which are expected to continue for approximately two to three months. Approximately 22,000 associates will be impacted by the closures. Associates have been notified and received information about the benefits and other resources available to them.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     On April 4, 2002, we announced that we had contracted with firms to assist in the disposition of leases for these stores. Under the agreement, the firms will assist our internal real estate staff in identifying retailers and investors interested in an assignment and landlords interested in terminations of the leases for the closing stores. Leases which are not marketed will be rejected shortly after the completion of the related store-closing sales. As a result of these store closings, Kmart expects to record a total charge in the range of $1.1 billion to $1.3 billion. Of this amount, approximately $500 was included in the long-lived asset impairment charge recorded in the fourth quarter of 2001, and $600 to $800 related primarily to exit costs to be incurred for lease rejections and severance, and markdowns taken on inventory in connection with liquidation sales, will be recorded in the first quarter of 2002. In conjunction with the store closing sales, we will also transfer and liquidate additional inventory from the remaining stores, for which we expect a charge in the first quarter of 2002 for approximately $250.

  KEY BRAND PARTNERS

     On March 20, 2002, the Court authorized our business relationships with several key brand partners. Motions were approved allowing Kmart to assume our license agreements with Martha Stewart Living Omnimedia, Inc. for Martha Stewart Everyday home, garden, colors, baby, kitchen, keeping and decorating products, along with candles and accessories; Jaclyn Smith G.H. Production, Inc. for Jaclyn Smith women's apparel, jewelry and accessories; Kathy Ireland World Wide, Inc. for Kathy Ireland women's apparel, accessories and exercise equipment; Disney Enterprises, Inc. for Disney apparel for infants and children; and Joe Boxer Licensing, LLC. for JOE BOXER apparel, accessories and home furnishings.

  PENSKE

     On April 9, 2002, we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby Penske and Kmart will work together to achieve an orderly wind-down of operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to close the business as of April 6, 2002. We do not expect this matter to have a material adverse affect on our liquidity, financial position or results of operations.

  KEY EXECUTIVE RETENTION PLAN

     In March 2002, we received court approval to implement our Key Employee Retention Plan ("KERP") which provides cash incentives and certain benefits to key members of our salaried management team. The KERP is expected to encourage employees to continue their employment with Kmart through the reorganization process.

     There are three components to the KERP; the annual performance plan, stay bonus and severance plan. The annual performance plan provides a cash bonus based on achieving corporate-wide financial goals. The stay bonus provides periodic cash incentives to stay with Kmart during the entire reorganization process. The severance plan provides cash and benefits in case of involuntary termination due to restructuring or job elimination.

                               KMART CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS 2001, 2000 AND 1999
(DOLLARS IN MILLIONS)

                                                        ADDITIONS      ADDITIONS
                                       BALANCE AT      CHARGED TO      CHARGED TO                BALANCE AT
                                       BEGINNING     COST, EXPENSES,     OTHER                     END OF
DESCRIPTION                            OF PERIOD        REVENUES        ACCOUNTS    DEDUCTIONS     PERIOD
-----------                           ------------   ---------------   ----------   ----------   ----------
Allowance for Doubtful Accounts:
2001................................      $ 96            $ 74            $ --         $121         $ 49
2000................................       123             166              --          193           96
1999................................        88              58              --           23          123
Allowance for Deferred Tax Assets:
2001................................      $ --            $840            $118         $ --         $958
2000................................        --              --              --           --           --
1999................................        --              --              --           --           --

MANAGEMENT'S RESPONSIBILITY
FOR FINANCIAL STATEMENTS

     Management is responsible for the preparation of our Consolidated Financial Statements and related information appearing in this report. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America on a consistent basis applying certain estimates and judgments based upon currently available information and management's view of current conditions and circumstances. On this basis, we believe that these financial statements reasonably present our financial position and results of operations.

     To fulfill our responsibility, we maintain comprehensive systems of internal controls designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with established procedures. The concept of reasonable assurance is based upon recognition that the cost of the controls should not exceed the benefit derived. We believe our system of internal controls provide this reasonable assurance.

     We have adopted a code of conduct to guide our management in the continued observance of high ethical standards of honesty, integrity, and fairness in the conduct of business and in accordance with the law. Compliance with the guidelines and standards is periodically reviewed and is acknowledged by all management associates.

     Our Board of Directors has an Audit Committee consisting solely of outside directors. The duties of the Audit Committee include keeping informed of the financial condition of Kmart and reviewing our financial policies and procedures, our internal accounting controls, and the objectivity of our financial reporting. Both our independent accountants and the internal auditors have free access to the Audit Committee and meet with the Audit Committee periodically, with and without management present.

JAMES B. ADAMSON
Chief Executive Officer

A.A. KOCH
Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Kmart Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kmart Corporation and its subsidiaries at January 30, 2002 and January 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Kmart's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Kmart Corporation will continue as a going concern, which contemplates continuity of Kmart's operations and realization of its assets and payments of its liabilities in the ordinary course of business. As more fully described in the notes to the consolidated financial statements, on January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and Kmart's recurring losses from operations raise substantial doubt about Kmart Corporation's ability to continue as a going concern. Kmart Corporation is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of Kmart as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, Kmart's ability to comply with all debt covenants under the existing debtor-in-possession financing agreement, and Kmart Corporation's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that Kmart's assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Detroit, Michigan
May 15, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  DIRECTORS OF THE REGISTRANT

JAMES B. ADAMSON, 54

Chairman of the Board and Chief Executive Officer of Kmart. Former Chairman, Advantica Restaurant Group (formerly Flagstar Corporation) (food services and restaurant franchises). Previously served as Chief Executive Officer and President, Denny's Inc. and as Chief Executive Officer, Chief Operating Officer and Retail President of Burger King Corporation. Has served as a director of Kmart Corporation since 1996.

LILYAN H. AFFINITO, 70

Former Vice Chairman of the Board of Maxxam Group Inc. (forest products operations, real estate management and development and aluminum production). Director of Caterpillar, Inc. Has served as a director of Kmart since 1990.

RICHARD G. CLINE, 67

Chairman, Hawthorne Investors, Inc. (management advisory services and private investments). Previously served as Chairman and Chief Executive Officer and as Chairman, President and Chief Executive Officer of Nicor, Inc. (natural gas distribution and containerized shipping) and as Chairman, Hussmann International, Inc. (refrigerated merchandising equipment). Director of Ryerson Tull, Inc. and PepsiAmericas, Inc. Chairman and Trustee of Northern Funds and Northern Institutional Funds. Has served as a director of Kmart since 1995.

WILLIE D. DAVIS, 67

President of All Pro Broadcasting, Inc. (radio stations). Director of Alliance Bank, Bassett Furniture Industries, Incorporated, Checkers, Inc., The Dow Chemical Company, Johnson Controls, Inc., MGM Mirage, Inc., MGM, Inc., Sara Lee Corporation, Strong Funds and Wisconsin Energy Corporation. Has served as a director of Kmart since 1986.

JOSEPH P. FLANNERY, 70

Chairman of the Board, President and Chief Executive Officer of Uniroyal Holding, Inc. (investment management company). Director of ArvinMeritor, Inc., Ingersoll Rand Company, Newmont Mining Corporation and The Scotts Company. Has served as a director of Kmart since 1985.

ROBERT D. KENNEDY, 69

Former Chairman and Chief Executive Officer of Union Carbide Corporation (chemicals and plastics manufacturer). Director of Chase Industries, Inc., Hercules, Inc., International Paper, Inc. and Sunoco, Inc. Has served as a director of Kmart since 1996.

ROBIN B. SMITH, 62

Chairman and Chief Executive Officer of Publishers ClearingHouse (distribution of publications). Previously served as President and Chief Executive Officer of Publishers ClearingHouse. Director of BellSouth Corp. and of Prudential Investments mutual funds. Has served as a director of Kmart since 1996.

THOMAS T. STALLKAMP, 55

Vice Chairman and Chief Executive Officer, MSX International (provider of technology based business systems and services). Previously served as Vice Chairman and as President of DaimlerChrysler Corporation and as President of Chrysler Corporation. Director of Baxter International, Inc. Has served as a director of Kmart since 1999.

RICHARD J. STATUTO, 44

President and Chief Executive Officer of St. Joseph Health Systems (provider of hospital, physician, homecare, wellness and insurance services). Previously served as Chief Operating Officer and Vice President of Marketing and Planning of St. Joseph Health Systems. Also Vice-Chairman of Christus Health. Has served as a director of Kmart since 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

JAMES B. ADAMSON, 54

See above.

RANDY L. ALLEN, 54

Executive Vice President, Strategic Initiatives and Chief Diversity Officer. Ms. Allen assumed her current position in 2001. Prior thereto she was the Executive Vice President, Chief Planning and Information Officer for Kmart from 2000 to 2001; a partner at Deloitte & Touche from 1996 to 2000; Chief Administrative and Information Officer at Phillips Van Heusen Corporation from 1993 to 1996.

JULIAN C. DAY, 49

President and Chief Operating Officer. Mr. Day joined Kmart under his current title on March 11, 2002. Prior thereto he was the Executive Vice President and Chief Operating Officer at Sears Roebuck, Inc. from 1999 to 2002; Executive Vice President and Chief Financial Officer at Safeway, Inc. from 1993 to 1998; and President and Chief Executive Officer of Bradley Printing Company from 1991 to 1992.

RONALD B. HUTCHISON, 52

Executive Vice President, Chief Restructuring Officer. Mr. Hutchison joined Kmart under his current title on January 17, 2002. Prior thereto he was the Executive Vice President, Chief Financial Officer at Advantica Restaurant Group from 1995 to 2002; and Vice President, Treasurer/Taxes at Leaseway Corporation from 1980 to 1995.

CECIL B. KEARSE, 49

Executive Vice President, Merchandising. Mr. Kearse assumed his current position in 2000. Prior thereto he held the following positions at Kmart: Senior Vice President and General Merchandise Manager, Home from 1997 to 2000; Vice President, Merchandise Presentation and Communication from 1996 to 1997.

JANET G. KELLEY, 49

Executive Vice President and General Counsel. Ms. Kelley assumed her current position in 2002. She joined Kmart in 2001 as Senior Vice President and General Counsel. Ms. Kelley previously served as Vice President and Senior Counsel at the Limited, Inc. from 1999 to 2001. Ms. Kelley held the following positions at Sunbeam Corporation: General Counsel from 1998 to 1999; Vice President from 1996 to 1998; and Associate General Counsel from 1995 to 1996.

ALBERT A. KOCH, 59

Chief Financial Officer. Mr. Koch joined Kmart under his current title on March 11, 2002 pursuant to an agreement between Kmart and JA&A Services LLC, an affiliate of Jay Alix & Associates. Prior thereto he held the following positions at Jay Alix and Associates: Chairman from 2001 to the present and Managing Principal from 1995 to 2001.

MICHAEL T. MACIK, 55

Executive Vice President, Human Resources. Mr. Macik joined Kmart under his current title on April 9, 2002. Prior thereto he was the Executive Vice President, Chief Operating Officer at Right Management Associates from 2001 to 2002 and the Vice President, Human Resources at Kmart from 1992 to 2001.

RICHARD J. NOECHEL, 33

Vice President, Controller. Mr. Noechel assumed his current position in 2001. Prior thereto he was the Divisional Vice President, Financial Reporting at Kmart in 2001; Senior Manager International Accounting at DaimlerChrysler Corporation from 2000 to 2001; Forecast Team Leader at DaimlerChrysler Corporation from 1998 to 2000; Accounting Research Specialist at Chrysler Corporation from 1997 to 1998; and a manager at Price Waterhouse LLP from 1996 to 1997.

EDWARD J. STENGER, 44

Treasurer. Mr. Stenger joined Kmart under his current title on March 11, 2002 pursuant to an agreement between Kmart and JA&A Services, LLC, an affiliate of Jay Alix & Associates. Prior thereto he held the following positions at Jay Alix & Associates: Co-Managing Director from 2000 to 2002 and a Principal from 1992 to 2000.

As of January 30, 2002, the following individuals served as executive officers. The employment of these individuals was terminated after fiscal 2001.

CHARLES C. CONAWAY, Chief Executive Officer.

ANTHONY D'ONOFRIO, Executive Vice President, Global Systems Capability and Chief Supply Chain Officer.

JOHN T. MCDONALD, JR., Executive Vice President, Chief Financial Officer.

DAVID ROTS, Executive Vice President, Chief Administrative Officer.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning total compensation paid to Kmart's Chief Executive Officer during fiscal 2001 and the four other most highly compensated executive officers of Kmart who served in such capacities as of January 30, 2002 (the "named executive officers") for services rendered to Kmart during each of the last three fiscal years, if applicable. Pursuant to the SEC rules, the table also sets forth information concerning the compensation of former executive officers of Kmart who are also deemed by SEC rules to be named executive officers for fiscal 2001.

                                                                                       LONG-TERM
                                          ANNUAL COMPENSATION                        COMPENSATION
                          ---------------------------------------------------   -----------------------
                                                                                SECURITIES   RESTRICTED
NAME AND                                                       OTHER ANNUAL     UNDERLYING     STOCK         ALL OTHER
PRINCIPAL POSITION(1)     YEAR(2)   SALARY(3)     BONUS(4)    COMPENSATION(5)   OPTIONS(6)   AWARDS(7)    COMPENSATION(8)
---------------------     -------   ----------   ----------   ---------------   ----------   ----------   ---------------
C. Conaway..............   2001     $1,475,000   $        0     $  238,559      4,000,000    $        0     $2,042,200
Former Chief               2000        943,056    8,087,890        446,913      4,000,000     4,692,950              0
Executive Officer
D. Rots.................   2001     $  520,834   $        0     $  470,027        716,000    $1,750,000     $   26,152
Former Executive           2000        263,750      738,900        408,556        373,000       578,985        770,009
Vice President, Chief
Administrative Officer
R. Allen................   2001     $  515,000   $  150,000     $   13,000        170,000    $1,500,000     $   12,489
Executive Vice             2000        188,870      275,000              0        100,000       513,000        513,300
President, Strategic
Initiatives & Chief
Diversity Officer

                                                                                       LONG-TERM
                                          ANNUAL COMPENSATION                        COMPENSATION
                          ---------------------------------------------------   -----------------------
                                                                                SECURITIES   RESTRICTED
NAME AND                                                       OTHER ANNUAL     UNDERLYING     STOCK         ALL OTHER
PRINCIPAL POSITION(1)     YEAR(2)   SALARY(3)     BONUS(4)    COMPENSATION(5)   OPTIONS(6)   AWARDS(7)    COMPENSATION(8)
---------------------     -------   ----------   ----------   ---------------   ----------   ----------   ---------------
C. Kearse...............   2001     $  495,500   $        0     $   13,315        702,000    $2,000,000     $   28,122
Executive Vice             2000        422,250      125,000              0        219,900       229,140      1,063,244
President                  1999        360,000      262,210              0         80,000        56,958         25,651
Merchandising
A. D'Onofrio............   2001     $  456,864   $        0     $  584,820        715,000    $1,750,000     $   25,524
Former Executive           2000        124,541      225,000         19,579        100,000       120,600        761,035
Vice President Global
Systems Capability &
Chief Supply Chain
Officer
M. Schwartz.............   2001     $  706,250   $        0     $3,721,327        825,000    $3,000,000     $3,031,448
Former President           2000        243,182    1,783,196        272,358        225,000       518,250      1,026,679
and Chief Operating
Officer
J. Boyer................   2001     $  284,091   $  300,000     $  187,142        120,000    $1,500,000     $  583,620
Former Executive Vice
President and Chief
Financial Officer

---------------

(1) Employment terminated -- Mr. Conaway -- 3/11/02; Mr. Rots -- 3/25/02; Mr. D'Onofrio -- 3/25/02; Mr. Schwartz -- 1/15/02; Mr. Boyer -- 11/9/01.

(2) Only one of the officers was employed for the full 3-year period.

(3) At the election of the officers, up to 100% of salary may be deferred pursuant to Kmart's Management Deferred Compensation and Restoration Plan.

(4) Ms. Allen's 2001 bonus consists of a $150,000 signing bonus which was the second installment of her original $300,000 signing bonus; Mr. Boyer's 2001 bonus consists of a $100,000 signing bonus, payable when employment commenced on May 7, 2001, and a $200,000 guaranteed bonus.

(5) The dollar amounts under "Other Annual Compensation" include: Reimbursement of Housing and Temporary Living Costs plus associated tax gross-up -- Mr. Conaway -- $109,197 (2001), $414,076 (2000); Mr. Rots -- $1,288 (2001),
    $313,924 (2000); Mr. D'Onofrio -- $70,098 (2001), $15,682 (2000); Mr.
    Schwartz -- $1,202,347 (2001), $232,459 (2000); Mr. Boyer -- $161,548
    (2001); Non-Business Use of Company Plane plus associated tax gross-up -- Mr. Conaway -- $97,838 (2001), $24,337 (2000); Mr.
    Rots -- $38,278 (2001), $23,501 (2000); Ms. Allen -- $1,933 (2001); Mr.
    D'Onofrio -- $3,897 (2000); Mr. Schwartz -- $69,096 (2001), $39,899 (2000);
    Other amounts reimbursed for the payment of taxes -- Mr. Conaway -$13,888
    (2001); Mr. Rots -- $422,185 (2001), $28,631 (2000); Ms. Allen -- $4,804
    (2001); Mr. Kearse -- $6,078 (2001); Mr. D'Onofrio -- $505,722 (2001); Mr.
    Schwartz -- $2,434,616 (2001); Mr. Boyer -- $18,934 (2001).

(6) The stock options (other than options for 3,000,000 shares granted to Mr. Conaway) were granted under the 1997 Long-Term Equity Compensation Plan or the 1992 Stock Option Plan.

(7) As of January 30, 2002, the number of shares and value of all restricted stock held by the named executive officers were as follows: Mr.
    Conaway -- 615,000/$854,850; Mr. Rots -- 127,147/$176,734; Ms.
    Allen -- 240,745/$334,636; Mr. Kearse  -- 20,000/$27,800; Mr. Schwartz's and
    Mr. Boyer's shares were canceled in connection with their terminations. The shares granted in fiscal 2001 to Messrs. Rots, Kearse, D'Onofrio and Schwartz were canceled in December, 2001 in connection with their entering into new employment agreements.

(8) The dollar amounts for fiscal year 2001 set forth under "All Other Compensation" include: Value of Life Insurance Premiums -- Mr.
    Conaway -- $1,205; Mr. Rots -- $424; Ms. Allen -- $1,439; Mr. Kearse --
    $1,175; Mr. D'Onofrio -- $639; Mr. Schwartz -- $542; Mr. Boyer -- $287;
    Company Contributions to Retirement Savings Plan and/or Management Deferred Compensation and Restoration Plan -- Mr. Conaway -- $40,995; Mr.
    Rots -- $25,728; Ms. Allen -- $11,050; Mr. Kearse -- $26,947; Mr.
    D'Onofrio -- $24,885; Mr. Schwartz -- $16,875; Other Compensation -- Mr. Conaway -- $2,000,000 amount paid pursuant to employment contract attributable to amounts foregone from previous employment; Mr.
    Schwartz -- $3,014,031 amount of loan forgiveness; Mr. Boyer -- $500,000 payment in connection with execution of his Confidentiality, Non-competition and Non-solicitation Agreement and severance of $83,333.

OPTION GRANTS IN FISCAL YEAR 2001

                        NUMBER OF     % OF TOTAL
                         OPTIONS      OPTIONS TO
                       GRANTED IN    EMPLOYEES IN                                            HYPOTHETICAL
NAME                   FISCAL 2001   FISCAL 2001    EXERCISE PRICE(1)   EXPIRATION DATE(2)     VALUE(3)
----                   -----------   ------------   -----------------   ------------------   ------------
C. Conaway...........   1,500,000        7.22%           $ 8.55               2/7/11         $ 5,721,196
C. Conaway...........   2,500,000       12.04%           $10.15              5/16/11         $11,213,693
D. Rots..............     191,000        0.91%           $ 8.55               2/7/11         $   728,499
D. Rots..............     525,000        2.52%           $ 4.86               1/8/12         $ 1,364,174
R. Allen.............     170,000        0.81%           $ 8.55               2/7/11         $   648,402
C. Kearse............     177,000        0.85%           $ 8.55               2/7/11         $   675,101
C. Kearse............     525,000        2.52%           $ 4.86               1/8/12         $ 1,364,174
A. D'Onofrio.........     190,000        0.91%           $ 8.55               2/7/11         $   724,685
A. D'Onofrio.........     525,000        2.52%           $ 4.86               1/8/12         $ 1,364,174
M. Schwartz..........     300,000        1.44%           $ 8.55               2/7/11         $ 1,144,239
M. Schwartz..........     525,000        2.52%           $ 4.86               1/8/12         $ 1,364,174
J. Boyer.............     120,000        0.57%           $10.61               5/8/11         $   559,950

---------------

(1) All options were granted at a price equal to 100% of the market value of the Kmart common stock on the applicable date of grant. The exercise price may be paid in cash, previously owned shares or a combination of both.

(2) Options have a term of ten years and one day and will become exercisable in three equal annual installments commencing one year from date of grant, other than the January 7, 2002 options granted to Messrs. Rots, Kearse, D'Onofrio and Schwartz with an exercise price of $4.86, which will begin vesting by January 31, 2004 upon achievement of performance goals.

(3) Any value of Kmart common stock underlying the options will depend on the value, if any, ascribed to Kmart common stock in any plan of reorganization which may be confirmed. As described earlier, Kmart believes that, in light of the bankruptcy, the value of Kmart common stock is highly speculative. Accordingly, Kmart is not presently ascribing to any value to the above options. Nevertheless, in order to comply with SEC rules, this column sets forth the estimated present value of the options granted during fiscal year 2001 on the date of grant using the Black-Scholes option pricing model based upon the following assumptions: an estimated time until exercise of 5 years; a 5-year stock price volatility rate of .4273098 for options granted on February 6, 2001, .4204622 for options granted on May 7, 2001 and May 15, 2001, and .5722765 for options granted on January 7, 2002, respectively; a dividend yield of 0.00%; and no adjustment for non-transferability or forfeiture.

OPTION EXERCISES AND VALUES FOR FISCAL YEAR 2001

     The table below shows the value at January 30, 2002 of options held by each of the named executive officers. None of the named executive officers exercised stock options during fiscal year 2001.

                                        NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                          OPTIONS AT 1/30/02       IN-THE-MONEY OPTIONS AT 1/30/02
NAME                                  EXERCISABLE/NONEXERCISABLE    EXERCISABLE/NONEXERCISABLE(1)
----                                  --------------------------   -------------------------------
C. Conaway..........................    750,000/7,250,000                       $0/0
D. Rots.............................     92,334/996,666                         $0/0
R. Allen............................        0/270,000                           $0/0
C. Kearse...........................     299,327/875,299                        $0/0
A. D'Onofrio........................        0/815,000                           $0/0
M. Schwartz(2)......................           0/0                              $0/0
J. Boyer............................        120,000/0                           $0/0

---------------

(1) Option value based on a per share value of $1.39.

(2) Options were canceled in connection with an execution of a Separation and General Release.

PENSION PLANS

     The accrual of benefits under Kmart's tax-qualified Employee Pension Plan and Supplemental Pension Benefit Plan was frozen as of January 31, 1996. Therefore, service after January 31, 1996 is not recognized for benefit accumulation purposes, but is recognized for vesting purposes. Kmart's Supplemental Pension Benefit Plan provides benefits to the extent that ERISA limits the pension to which an employee would otherwise be entitled under the Employee Pension Plan absent such limitation. Of the named executive officers, only Mr. Kearse is eligible to receive benefits under Kmart's frozen Employee Pension and Supplemental Pension Benefit Plans. Mr. Kearse has 27 years of service under the Plans after age 21. His estimated accrued benefit under the combined Plans and under the "final average compensation formula" is $3,001.78 per month at age 65. This amount is based on the pension being paid during his lifetime and would be reduced on an actuarial equivalent basis in the event of a survivor benefit or optional form of payment. The "final average compensation formula" is 1.50% of the average of the officer's best five compensation years prior to January 31, 1996 multiplied by years of service after age 21 and prior to January 31, 1996 up to 35 years minus 2% of the applicable Social Security benefit for each year of services up to 30 years.

     Kmart has also adopted a Supplemental Executive Retirement Plan for the purpose of providing income to executive officers of Kmart who retire prior to age 65 or who are hired by Kmart later in their careers, whom the Board of Directors approves as eligible to receive benefits under the Plan. Benefits are determined by the Board based on the position, responsibilities and rate of compensation of the employee, benefit payable or which would have been payable under other plans and such other factors as the Board may deem relevant.

     Kmart has also adopted a Special Supplemental Executive Retirement Plan to provide supplemental retirement income to certain senior officers and other key executives designated by the Compensation & Incentives Committee of the Board. Participants who retire at or after age 60 are entitled to receive an annual benefit equal to 5 percent of "Final Average Compensation" multiplied by the number of years of participation in the plan (up to a maximum of 10). Benefits become vested at the rate of 50% (after 3 years of participation), 75% (after 4 years of participation) and 100% (after 5 or more years of participation). Participants who retire between ages 55 and 60 can begin receiving their vested benefits, but the benefits will be reduced at the rate of 6 percent per year to reflect commencement prior to age 60. Final Average Compensation means the average of the participant's highest base pay plus bonus for any three years (or lesser period of employment). Messrs. Conaway, Rots, Boyer and Schwartz are the only individuals to have been designated as participants in this plan. Since none of these executives had accrued any vested benefits at the time of their termination of employment, their accrued benefits have been forfeited.

DIRECTOR COMPENSATION

     Generally, for fiscal year 2001, directors who were not employees of Kmart or its subsidiaries received an annual retainer of $50,000, with no additional amount payable for attending meetings. Fifty percent (and at the election of the director, up to 100%) of the annual retainer was paid in Common Stock in lieu of cash payments to the Directors Stock Plan. In addition, under the Directors Stock Plan, restricted stock units, which are distributed as shares of Common Stock upon termination of Board service, are accrued for a period of time equal to the director's Board service, but no more than ten years, in an amount equal to 50% of the annual retainer plus, for Committee chairpersons, an amount equal to 10% of the annual retainer. Commencing January 23, 2002, the stock portion of the annual retainer was eliminated (i.e. the annual retainer will be $25,000 in cash); non-employee directors will be entitled to $2,000 for each Board or Committee meeting attended; no further awards will be made under the Director Stock Plan; and Committee chairpersons will receive an additional cash retainer of $10,000 per year.

     Under Kmart's Deferred Compensation Plan for Non-Employee Directors and the Directors Stock Plan, a director may elect to defer all or any portion of his or her compensation for services as a director which is payable in cash or Common Stock. Under these Plans, deferred cash amounts earn interest at a rate equivalent to the ten-year U.S. Treasury Note rate plus 5%, and deferred shares of Common Stock are credited with an amount equal to any dividends payable on such shares, which are converted on a quarterly basis to additional shares.

     In addition, on February 6, 2001, each of Kmart's non-employee directors received an option grant pursuant to the Directors Stock Plan, which entitles them to purchase 12,700 shares of Common Stock. This option vests in three equal installments on each of the first three anniversaries of the date of grant and has a per share exercise price of $8.55.

     Effective January 1, 1996, benefits under Kmart's Directors Retirement Plan were terminated with respect to new directors and the accrual of future benefits for existing directors was terminated. Non-employee directors who served on the Board prior to December 31, 1995 and who served at least five years are entitled to benefits under the Plan. Upon retirement from the Board, such directors will receive an annual benefit equal to the annual retainer at the time of retirement for a period equal to the director's accrual years under the frozen Plan, not to exceed ten years. Mrs. Affinito and Messrs. Davis and Flannery have vested benefits under the frozen Directors Retirement Plan.

     Directors who are employees of Kmart or its subsidiaries do not receive the above compensation or benefits.

     Mr. Adamson was appointed Chairman of the Board of Directors as of January 17, 2002 and entered into a services agreement with Kmart effective as of that date that provides for fees and other compensatory items, pursuant to which Mr. Adamson agreed to forego any other compensation described above that he may otherwise have been entitled to receive as a non-employee director. This agreement is more fully described at "Chairman and Executive Officers Services and Employment Arrangements." This service agreement has been superseded by the employment agreement between Kmart and Mr. Adamson, described at "Chairman and Executive Officer Services and Employment Arrangements -- Post Fiscal Year End Developments."

CHAIRMAN AND EXECUTIVE OFFICER SERVICES AND EMPLOYMENT ARRANGEMENTS

  JAMES ADAMSON SERVICES AGREEMENT

     Mr. Adamson was appointed to the position of Chairman of the Board of Kmart effective as of January 17, 2002. In connection with his appointment, Kmart entered into a services agreement with Mr. Adamson as of that date, subject to Court approval, which provided for annual fees of $1 million and has a term ending on the earlier of the date on which Kmart emerged from bankruptcy as an ongoing business (which may be referred to herein as the "emergence date") or April 30, 2004. This agreement provided that Mr. Adamson would provide services to Kmart as its Chairman of the Board, with overall responsibility for managing and implementing Kmart's restructuring initiatives and assisting Mr. Conaway in connection with Kmart's merchandising and marketing functions. Under this agreement, and, with Court approval,

Mr. Adamson was paid an inducement payment equal to $2.5 million, grossed up for income and other taxes, which amount was subject to repayment on a pro-rata basis if his services were terminated prior to January 31, 2003 either by Kmart for cause or because of Mr. Adamson's voluntary resignation (other than by reason of a breach by Kmart of a material provision of the services agreement). Mr. Adamson's services agreement provides for a "success payment" of a maximum of $4 million relating to Kmart's emergence from bankruptcy as an on-going business; the maximum success payment would be made if the emergence date occurred on or prior to July 31, 2003 and would be reduced on a daily basis until no success payment would be made if the emergence date occurred following April 30, 2004. The services agreement also provided for certain benefits, such as reimbursement for travel expenses and the provision by Kmart of suitable housing for Mr. Adamson and his spouse in the Detroit metropolitan area. These benefits would be "grossed-up" by Kmart to compensate for the imposition of any taxes on Mr. Adamson with respect to these benefits. Under the services agreement, Kmart established a $10 million letter of credit for the purpose of satisfying Kmart's obligations.

     Effective March 11, 2002, Mr. Adamson was appointed to the position of Chairman of the Board and Chief Executive Officer of Kmart. In connection with his appointment, he entered into an employment agreement with Kmart, described below at "Post Fiscal Year End Developments". The employment agreement was subject to Court approval, which was received on April 23, 2002, and supersedes the services agreement.

  EXECUTIVE OFFICER EMPLOYMENT ARRANGEMENTS

     The following employment agreements and other arrangements with respect to Kmart's named executive officers are described as in effect as of January 30, 2002, subject, where applicable, to acceptance or rejection by Kmart in accordance with federal bankruptcy laws.

     Mr. Conaway. Kmart entered into an employment agreement with Mr. Conaway as of May 30, 2000, which was amended during May 2001 and during November 2001. This agreement has a term ending on May 30, 2005, subject to automatic annual one-year extensions, commencing on May 20, 2004, and provides for an annual salary of at least $1.4 million and an annual target bonus opportunity of at least 125% of his then-current annual salary based on the attainment of performance goals. Mr. Conaway is also eligible under this agreement for annual option grants during the term of his employment with a target value equal to 400% of his base salary, such grants to be made based upon the achievement of performance goals established by the Compensation Committee. In connection with the May 2001 amendment to his employment agreement, Kmart made a retention loan to Mr. Conaway in the principal amount of $5 million, the terms of which are set forth at "Transactions with Executive Officers". Mr. Conaway's agreement also provides for payment over time of approximately $5 million in cash and $10 million in shares of restricted stock to compensate Mr. Conaway for amounts that he was required to forego from his prior employer in order to accept employment with Kmart in 2000.

     Mr. Conaway's employment agreement provides that if his employment is terminated by Kmart during the term of the agreement other than for cause or disability or if he terminates under a constructive termination, he will be entitled to receive monthly severance payments equal to his monthly base salary at the time of termination, plus 1/12th of the annual on-plan bonus for the year in which termination occurs, which payments will be made during a severance period of 36 months, but may be paid in a lump sum at Kmart's discretion (such payments, the "severance payments"). If his employment is terminated under these circumstances within two years of a change in control of Kmart, he will be entitled to receive a lump sum payment equal to the severance payments. Payments to Mr. Conaway will be "grossed-up" to compensate for the imposition of any golden parachute excise taxes. Under this agreement, Mr. Conaway is subject to 18-month post-termination non-competition and non-solicitation covenants.

     Kmart amended and restated Mr. Conaway's employment agreement as of January 21, 2002, subject to Court approval. The terms of the restated agreement remain substantially similar to those in effect prior to such restatement, except as follows: (i) the definition of "constructive termination" was narrowed to take into account the appointment of Mr. Adamson as the Chairman of the Board; (ii) the maturity date of his loan was revised (as set forth below, at "Transactions with Executive Officers") and (iii) the remaining installments of the payments to be made in respect of foregone compensation, totaling approximately $6.5 million, would be paid to Mr. Conaway in a cash lump sum if he was still employed by Kmart on July 31, 2003, provided that this amount would be paid earlier if Mr. Conaway's employment was terminated prior to July 31, 2003 either by Kmart without cause, because of Mr. Conaway's death or disability, or if Mr. Conaway terminated his employment for one of the following reasons: his salary was reduced or was not paid; Kmart's principal office was relocated; someone was appointed to a position at Kmart that was equal with Mr. Conaway's position; or if Mr. Conaway was not elected to, or was removed from, the position of Kmart's Chief Executive Officer.

     Mr. Conaway's employment with Kmart was terminated effective March 11, 2002. The terms of his separation agreement from Kmart are set forth below, under "Post Fiscal Year End Developments". In connection with his termination of employment, Mr. Conaway's employment agreement, as amended and restated as of January 21, 2002, was withdrawn from the Court approval process.

     Messrs, Kearse, D'Onofrio and Rots. Kmart entered into an employment agreement with each of Messrs. Kearse, D'Onofrio and Rots effective December 3, 2001, which agreements superseded and replaced Kmart's earlier Confidentiality, Non-competition and Non-solicitation Agreements with each of these executives. Each of the employment agreements has a term ending on January 31, 2006, subject to automatic annual one-year extensions, commencing on December 3, 2002. In addition to providing for salary and participation in Kmart's annual incentive plan and option programs, each of the agreements provides for a retention loan by Kmart of $2.5 million, the terms of which loans are set forth at "Transactions with Executive Officers". In addition to eligibility to be granted options during the term of employment, each of the agreements also provides for the grant of an initial option to the executive to purchase 525,000 shares of Kmart common stock, the vesting of which is subject to the attainment of performance goals. Mr. Kearse's and Mr. Rots's agreements each provide for the continued deferral of cash awards ($1,000,000 with respect to Mr. Kearse and $750,000 with respect to Mr. Rots), which amounts were originally granted pursuant to the terms of the Confidentiality, Non-competition and Non-solicitation Agreements. When made, the distribution of the deferred amounts will include a gross-up for income and other taxes incurred by the executive at the time of distribution. Mr. D'Onofrio's agreement provides that a payment of $750,000 previously made to Mr. D'Onofrio in connection with the execution of his Confidentiality, Non-competition and Non-solicitation Agreement will be subject to repayment if his employment is terminated prior to January 31, 2004; if, however, he is employed on that date, he is entitled to be grossed-up with respect to income and other taxes with respect to the payment of such amount. In connection with entering into their December 2001 employment agreements, grants of restricted stock made to each of Messrs. Kearse, D'Onofrio and Rots pursuant to their Confidentiality, Non-competition and Non-solicitation Agreements were cancelled and forfeited.

     If Messrs. Kearse's, D'Onofrio's or Rots's employment is terminated by Kmart during the term of their respective employment agreements (other than for cause or disability) or if the executive terminates under a constructive termination, the executive will be entitled to receive monthly severance payments equal to his monthly base salary at the time of termination, plus 1/12th of the annual target bonus for the year in which such termination occurs, which payments will be made during a severance period of 36 months, but may be paid in a lump sum at Kmart's discretion (such payments, the "severance payments"). If the executive's employment is terminated without cause and within two years of a change in control of Kmart, he would be entitled to receive a lump sum payment equal to the severance payments. Payments to the executives will be "grossed-up" to compensate for the imposition of any golden parachute excise taxes. Under their respective employment agreements, each of Messrs. Kearse, D'Onofrio, and Rots is subject to a 12-month post-termination non-competition covenant and a 24-month post-termination non-solicitation covenant.

     The employment agreements with Messrs. Kearse, D'Onofrio and Rots were amended and restated as of January 21, 2002. The terms of each of these restated agreements remain substantially similar to those in effect prior to such restatement, except as follows: (i) the definition of "constructive termination" was generally narrowed to take into account the appointment of Ronald Hutchison as the Chief Restructuring Officer of Kmart and (ii) the maturity date of the loans was revised (as set forth below, at "Transactions with Executive Officers"). Mr. Rots's restated agreement further provides that he would be entitled to terminate his employment under a constructive termination if, after July 31, 2003, Mr. Conaway's employment was terminated by Kmart without cause or by Mr. Conaway under a constructive termination. Pursuant to Mr. Rots' restated employment agreement, the $750,000 deferred cash amount (which, together with a gross-up for income and other taxes, had previously been distributed to Mr. Rots) would be subject to repayment by Mr. Rots if his employment was terminated prior to January 31, 2004, unless his employment was terminated prior to that date either by Kmart without cause, because of Mr. Rots's death or disability, if Mr. Rots terminated his employment because his salary had been reduced or had not been paid or if he terminated his employment following the termination, after July 31, 2003, of Mr. Conaway's employment, as described above. Mr. Kearse's deferred amount generally will be forfeited or, if previously distributed, will be subject to repayment by Mr. Kearse if his employment is terminated prior to January 31, 2004, unless his employment is terminated prior to that date either by Kmart without cause, because of Mr. Kearse's death or disability, or if Mr. Kearse terminates his employment because his salary has been reduced or has not been paid. In addition, the post-termination non-competition period for each of these agreements was lengthened to 18 months.

     Both Mr. D'Onofrio's and Mr. Rots's employment with Kmart terminated effective March 25, 2002. The terms of their respective separations from Kmart are set forth below, under "Post Fiscal Year End Developments". The employment agreements of Messrs. D'Onofrio and Rots, as amended and restated as of January 21, 2002, have been withdrawn from the Court approval process.

     Mr. Schwartz. Kmart entered into an employment agreement with Mr. Schwartz effective as of December 3, 2001. This agreement generally contains terms and provisions substantially similar to those with respect to the December 3, 2001 employment agreements of Messrs. Kearse, D'Onofrio and Rots (including with respect to the continued deferral of a $1 million cash award and the calculation and payment of severance), except that Mr. Schwartz's retention loan from Kmart was in the principal amount of $3 million.

     Mr. Schwartz's employment with Kmart terminated effective January 15, 2002, pursuant to the terms of a Separation Agreement and General Release dated as of such date. This agreement provides for, among other things, Mr. Schwartz's release of Kmart with respect to all claims; his continuing obligation to comply with the confidentiality, non-competition and non-solicitation covenants contained in his employment agreement; the forgiveness of the $3 million retention loan to Mr. Schwartz (described at "Transactions with Executive Officers"); and associated tax gross-up payments. Mr. Schwartz received no severance or other benefits in connection with the termination of his employment with Kmart.

     Ms. Allen. Ms. Allen was appointed to the position of Chief Information Officer effective September 15, 2000, and, in connection with her appointment, Kmart entered into a letter agreement effective as of September 14, 2000 (for purposes of this paragraph, her "offer letter"), and a Confidentiality, Non-competition and Non-solicitation Agreement effective as of December 4, 2000 and a letter agreement describing certain severance benefits (for purposes of this paragraph, her "non-competition agreement"). Ms. Allen's offer letter provides for the payment of base salary and benefits, the opportunity to earn an annual performance bonus, the amount of which is to be based on performance relative to pre-established performance objectives, and the grant of stock options during her employment. Ms. Allen's offer letter also provides for a cash hiring incentive of $300,000, which amount is repayable to Kmart if Ms. Allen voluntarily terminates her employment within 2 years of her hiring date. As special consideration for foregone income from her previous employer, Kmart granted to Ms. Allen in September 2000, pursuant to the terms of her offer letter, shares of restricted stock grant which are scheduled to vest on September 30 of each of 2002 and 2003, provided that certain conditions are met with respect to her replacement at her previous employer, and an option grant of 100,000 shares, which will become vested on September 30, 2003, provided she is employed by Kmart at that time. Ms. Allen's non-competition agreement provides for perpetual covenants with respect to confidentiality, cooperation with regard to Company litigation and non-disparagement of Kmart, and for post-employment non-competition and non-solicitation covenants lasting for 18 months following the termination of her employment for any reason, provided that the non-competition covenant will terminate earlier upon a change in control of Kmart (as defined in her non-competition agreement). As consideration for her entering into this non-competition agreement, Kmart granted to Ms. Allen restricted stock valued at $1,500,000 on the date of grant, which shares will vest subject to the attainment of certain performance goals, and paid to Ms. Allen a lump sum cash payment of $500,000, which is repayable to Kmart if her employment is terminated prior to January 31, 2004 unless the termination of her employment is (i) by reason of her death,

(ii) by Kmart without cause, (iii) by Ms. Allen for good reason or (iv) within three years following a change in control of Kmart (each term as defined in her non-competition agreement) for one of the three reasons listed above. In addition, if the performance goals relating to the restricted stock grant are met during her employment and at any time prior to January 31, 2005, she is entitled to additional restricted stock grants per applicable goal. Ms. Allen's severance agreement provides for cash severance benefits in the form of salary continuation for a period of 24 months following the termination of her employment with Kmart, if such termination is by Kmart other than for cause or disability or if she terminates her employment for good reason (each term as defined in her severance agreement). These severance payments will be reduced by any compensation received by a subsequent employer, and will cease if Ms. Allen violates the non-competition covenant in her severance agreement during the one-year period following such a termination of employment.

     Mr. Boyer. Mr. Boyer was appointed to the position of Chief Financial Officer effective May 7, 2001 and, in connection with his appointment, entered into a letter agreement as of such date (for purposes of this paragraph, his "offer letter"), a Confidentiality, Non-competition and Non-solicitation Agreement effective as of May 21, 2001 (for purposes of this paragraph, his "non-competition letter") and a letter agreement describing certain severance benefits (for purposes of this paragraph, his "severance agreement"). The terms of Mr. Boyer's offer letter are substantially similar to Ms. Allen's offer letter, except that his inducement payment under the offer letter is $100,000; his guaranteed bonus for the year 2001 was $200,000; he was designated as a participant in Kmart's Special Supplemental Executive Retirement Plan; and his initial option grant was for 120,000 shares. The terms on his non-competition agreement and severance agreement are substantially similar to Ms. Allen's non-competition agreement and severance agreement, respectively, including the lump sum payment of $500,000 under the non-competition agreement.

     Mr. Boyer's employment with Kmart terminated effective November 9, 2001, pursuant to the terms of a full and complete release of liability and severance agreement, entered into between Kmart and Mr. Boyer as of November 23, 2001 (for purposes of this paragraph, his "separation agreement"). Mr. Boyer's separation agreement provides for his release of Kmart and its affiliates with respect to all claims and his obligation to abide by covenants relating to confidentiality, non-disparagement, cooperation with respect to Kmart litigation and, for one year following termination, non-solicitation. As consideration for the release, Kmart, among other things, agreed to (i) continue his base salary until December 31, 2003, (ii) pay an amount equal to $200,000 in respect of his guaranteed bonus with respect to fiscal year 2001, (iii) allow Mr. Boyer to keep the $500,000 payment made at the time he entered into his non-competition agreement,
(iv) cancel his obligation to repay the $100,000 that was paid to Mr. Boyer as an inducement to commence employment with Kmart and (v) fully vest his stock option on 120,000 shares. Pursuant to his separation agreement, the restricted shares granted to Mr. Boyer in connection with entering into his non-competition agreement were cancelled.

  POST FISCAL YEAR END DEVELOPMENTS

     The following discussion relates to (i) new appointments occurring before or after the end of fiscal year 2001 with respect to executive officers currently expected to be named executive officers with respect to fiscal year 2002 and (ii) the termination of employment, following the end of fiscal year 2001, of executive officers who are named executive officers with respect to fiscal year 2001.

     Mr. Adamson's Appointment as Chief Executive Officer. Mr. Adamson was appointed by the Board of Directors to the position of the Chairman of the Board and Chief Executive Officer as of March 11, 2002. In connection with his appointment, Kmart entered into an employment agreement with Mr. Adamson, effective as of March 11, 2002, subject to Court approval. Upon receipt of such approval, which occurred on April 23, 2002, the employment agreement superseded Mr. Adamson's services agreement with Kmart, described above under "James Adamson Services Agreement". The employment agreement with Mr. Adamson provides for a term of employment ending on April 30, 2004, provided that the term will automatically extend for an additional year on each anniversary of the effective date, unless earlier terminated as provided in the agreement. Mr. Adamson's employment agreement provides for an annual base salary of $1.5 million and participation in Kmart's annual bonus plan at a target bonus level equal to 125% of his annual salary. During Kmart's chapter 11 case, Mr. Adamson's annual bonus will be paid under Kmart's Key Employee Retention Program. Under the terms of the employment agreement, Mr. Adamson will no longer be required to repay any portion of the inducement payment paid pursuant to his services agreement. Mr. Adamson's employment agreement provides for the payment of an emergence bonus, the amount and other terms and conditions of which will be determined during the process during which Kmart's plan of reorganization is developed and finalized. Mr. Adamson's employment agreement provides for the continuation of certain reasonable travel and housing benefits as were originally provided under his services agreement, and for participation in Kmart's welfare and other benefit plans made available to Kmart's senior executives in general.

     In the event of a termination of Mr. Adamson's employment either by Kmart (other than for disability or cause) or by Mr. Adamson for good reason, Mr. Adamson's employment agreement provides for the payment of cash severance as follows:

     - if such termination occurs on or prior to April 30, 2003 and prior to the date on which a confirmed plan of reorganization (other than a plan of liquidation) is approved by the bankruptcy court (referred to as the "plan confirmation date"), a cash lump sum equal to the sum of 300% of Mr. Adamson's base salary and 100% of his target bonus in effect for the year of termination, minus the amount of the entire inducement payment paid pursuant to his services agreement;

     - if such termination occurs following April 30, 2003 but prior to the plan confirmation date, then an initial payment equal to Mr. Adamson's base salary and target bonus as in effect immediately prior to the time of termination would be made at the time of termination, and an additional payment equal to 200% of Mr. Adamson's base salary as in effect immediately prior to the time of termination would be made if and when the plan confirmation date occurred; or

     - if such termination occurs following the plan confirmation date (or in contemplation of the plan confirmation date in order to reduce the amounts payable under the employment agreement), a payment equal to 300% of his base salary as in effect immediately prior to the time of termination and 100% of his target bonus as in effect for the year in which termination occurs would be made at the time of termination.

     Following such a termination of employment, Mr. Adamson will also be entitled to continued health and life insurance benefits for two years following such a termination of employment, and full vesting and/or exercisability of equity awards, deferred compensation and pension benefits. Payments to Mr. Adamson will be "grossed-up" to compensate for the imposition of any golden parachute excise taxes thereon. Following approval of the employment agreement by the Court, the $10 million letter of credit that Kmart established for the purpose of satisfying its obligations to Mr. Adamson was terminated. Mr. Adamson's employment agreement provides for 12-month post-termination non-competition and non-solicitation covenants.

     Appointment of Julian Day and Michael Macik. Kmart appointed Julian Day to the office of President and Chief Operating Officer effective April 9, 2002, and appointed Michael Macik to the office of Executive Vice President, Human Resources effective April 8, 2002. In connection with their appointments, Kmart entered into employment agreements with each of Mr. Day and Mr. Macik. (Mr. Day's agreement was subject to and has received Court approval). Each of the employment agreements provides for an initial term commencing on the effective date of employment and ending April 30, 2004, provided that the term will be automatically extended for an additional year on each anniversary of the effective date of the executive's employment with Kmart, unless earlier terminated as provided in the agreements. Each of the employment agreements provides for a lump sum inducement payment of, in Mr. Day's case, $775,000 and in Mr. Macik's case, $425,000 and, in addition to base salary and other benefits, provides for an annual target cash bonus equal to, in Mr. Day's case, 100% of base salary and, in Mr. Macik's case, 60% of base salary. Each of Mr. Day and Mr. Macik is entitled to receive a bonus in connection with Kmart's emergence from bankruptcy. The amount of the emergence bonus and the form in which it will be paid are to be determined in the process of developing Kmart's plan of reorganization. Mr. Day's employment agreement provides for reimbursement by Kmart with respect to temporary housing and relocation expenses and for payment of certain amounts by Kmart (up to a maximum of $1.5 million) in the event Mr. Day does not receive certain compensation payments from his prior employer. Each of the executives will be entitled to participate in the long-term cash and equity-based compensation programs that Kmart may provide following its emergence from bankruptcy.

The calculation of cash severance payments and the timing of the payment of such amounts are substantially similar to those described above with respect to Mr. Adamson's employment agreement.

     Appointment of Ronald Hutchison. The Board of Directors appointed Ronald Hutchison to the office of Chief Restructuring Officer effective January 21, 2002. In connection with his appointment, Kmart entered into an employment agreement with Mr. Hutchison, which has been approved by the Court. Mr. Hutchison's agreement provides for a term commencing on the effective date of employment and ending on the earlier of January 31, 2003, or the date on which Kmart emerges from Chapter 11 as an ongoing business (for purposes of this paragraph, the "emergence date"), provided that the term will be automatically extended for an additional year unless Kmart delivers a written notice of non-extension to Mr. Hutchison prior to December 31, 2002. The agreement provides for a lump sum inducement payment of $250,000 and, in addition to base salary and other benefits, provides for a lump sum emergence bonus of $1 million. In the event that Mr. Hutchison's employment is terminated by Kmart other than for disability or cause or by Mr. Hutchison following a constructive termination (each term as defined in the agreement), he is entitled to receive, in addition to accrued but unpaid salary and benefits under Company benefit plans, (i) a lump sum cash payment equal to his base salary as in effect on the date of termination, (ii) if the emergence date occurs within 12 months following such termination, a lump sum cash payment of $525,000 and (iii) continued participation in welfare benefit plans for 12 months following such termination. Payments to Mr. Hutchison will be "grossed-up" to compensate for the imposition of any golden parachute excise taxes thereon. Mr. Hutchison's agreement provides for customary confidentiality, non-disparagement and cooperation covenants.

     Appointment of Albert Koch and Ted Stenger. Mr. Koch was appointed to the position of Chief Financial Officer, and Mr. Stenger was appointed to the position of Treasurer, reporting to Mr. Koch, pursuant to the terms of a letter agreement, effective March 10, 2002 (the "JAS Agreement"), entered into between Kmart and JA&A Services, LLC ("JAS"), which is the employer of Messrs. Koch and Stenger. Under this arrangement, Kmart will compensate JAS for Messrs. Koch and Stenger's services at an hourly rate of $640 and $620, respectively. JAS is entitled to review its billing rates effective January 1 of each year. The JAS Agreement provides that Mr. Koch and Mr. Stenger will be entitled to the benefit of indemnities provided by Kmart to its officers and directors. During the term of the JAS Agreement, in addition to hourly fees and expenses, Kmart is obligated to pay JAS an annual performance fee based on Kmart's EBITDA for each year. If at any time prior to the earlier of (i) the second anniversary of the effective date of the JAS Agreement or (ii) confirmation of a plan of reorganization, new chief executive officers are employed and there is a material change in the responsibilities or duties of Mr. Koch and Mr. Stenger without JAS's consent, the JAS Agreement will terminate and JAS will be entitled to a $2 million fee.

     Termination of Mr. Conaway's Employment. Mr. Conaway's employment and services as a director with Kmart terminated effective March 11, 2002, pursuant to the terms of a separation agreement dated as of such date. This agreement provides for, among other things, receipt by Mr. Conaway of a cash severance payment equal to approximately $4 million and the waiver by Mr. Conaway of (i) approximately $4.5 million in additional severance and (ii) a $6.5 million lump sum payment attributable to foregone compensation from his previous employer. In connection with the cash severance payment, which was made in accordance with a Court order authorizing Kmart to continue to make severance payments in connection with employment termination generally, Mr. Conaway executed a release in favor of Kmart. This agreement also acknowledges that, in accordance with the terms of the May 2001 promissory note evidencing the $5 million retention loan to Mr. Conaway (described at "Transactions with Executive Officers"), the principal amount of and accrued interest on such a loan were to be forgiven. The agreement also provides for the following payments and benefits, which are subject to (and will not be made without) Court approval and for which Mr. Conaway must execute an additional release in favor of Kmart: tax gross-up payments associated with the loan forgiveness provided for in the May 2001 promissory note; the continuation until March 11, 2003 of certain health benefits, and the continuation until September 11, 2002 of certain other benefits, such as residential security and outplacement benefits. Pursuant to his separation agreement, Mr. Conaway will be subject to non-competition and non-solicitation covenants for a period of 12 months following his termination. Upon execution of the separation agreement, Mr. Conaway's employment agreement with Kmart, as amended and restated as of January 21, 2002, described above at "Chairman and Executive Officer Services and Employment Arrangements", was rescinded and revoked and such agreement was withdrawn from the Court approval.

     Termination of Messrs. D'Onofrio and Rots. The employment of Messrs. D'Onofrio and Rots terminated effective March 25, 2002. Kmart entered into letter agreements with each of Messrs. D'Onofrio and Rots pursuant to which Kmart agreed, on an interim basis, to continue to pay to these executives an amount equal to their monthly salary and reserved the right to determine its rights and obligations under their respective employment agreements. Kmart has since determined to cease making monthly payments to Messrs. D'Onofrio and Rots.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  OWNERSHIP OF KMART COMMON STOCK

     The following table sets forth certain information concerning persons which, to the knowledge of Kmart, own more than 5% of the outstanding Kmart common stock.

                                                                           PERCENT OF
NAME AND ADDRESS                                               SHARES     COMMON STOCK
----------------                                             ----------   ------------
Appaloosa Management L.P...................................  29,222,666       5.5%
David A. Tepper
26 Main Street, 1st Floor
Chatham, New Jersey 07928(1)

---------------

(1) Information obtained from Schedule 13G as of March 4, 2002 filed with the SEC by Appaloosa Management L.P. and David A. Tepper. Mr. Tepper is the sole stockholder and president of Appaloosa Partners Inc. Appaloosa Partners Inc. is the general partner of, and Mr. Tepper owns a majority of the limited partnership interests of, Appaloosa Management L.P. Includes 28,447,666 shares of Kmart common stock that can be acquired by conversion of 8,534,300 7 3/4% Trust Convertible Preferred Securities.

OWNERSHIP OF KMART COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS

     The following table shows the Kmart common stock ownership of Kmart's directors, the named executive officers and all of the directors and executive officers of Kmart as a group, in each case as of January 30, 2002.

                                                                           PERCENT OF
NAME                                                           SHARES     COMMON STOCK
----                                                          ---------   ------------
James B. Adamson(1)(2)......................................     63,532        *
Lilyan H. Affinito(1)(2)....................................     68,273        *
Randy L. Allen(2)...........................................    298,994        *
Jeff Boyer(2)...............................................    120,000        *
Richard G. Cline(1)(2)......................................     75,920        *
Charles C. Conaway(2).......................................  2,210,598        *
Willie D. Davis(2)..........................................     33,582        *
Anthony D'Onofrio(2)........................................     87,780        *
Joseph P. Flannery(1)(2)....................................     41,702        *
Cecil B. Kearse(2)..........................................    442,788        *
Robert D. Kennedy(1)(2)(3)..................................     54,534        *
David P. Rots(2)............................................    286,212        *
Mark S. Schwartz............................................     33,125        *
Robin B. Smith(1)(2)........................................     44,307        *
Thomas T. Stallkamp(1)(2)...................................     32,279        *
Richard J. Statuto(4).......................................      6,473        *
Directors and executive officers as a group (22
  persons)(1)-(4)...........................................  3,829,872        *

---------------

 * Directors and executive officers as a group owned less than 1% of the outstanding shares of Kmart common stock.

(1) Includes restricted Kmart common stock units accrued under the Directors Stock Plan as follows: Mr. Adamson -- 16,300 units; Ms. Affinito -- 15,194 units; Mr. Cline -- 16,566 units; Mr. Flannery -- 1,515 units; Mr.
    Kennedy -- 16,300 units; Ms. Smith -- 14,686 units; and Mr.
    Stallkamp -- 7,816 units.

(2) Includes shares of Kmart common stock that can be acquired by exercise of stock options within 60 days of January 30, 2002, as follows: Mr.
    Adamson -- 13,634 shares; Ms. Affinito -- 13,634 shares; Ms. Allen -- 56,667 shares; Mr. Cline -- 18,634 shares; Mr. Davis -- 13,634 shares; Mr. D'Onofrio -- 63,334 shares; Mr. Flannery -- 18,634 shares; Mr.
    Kearse -- 384,993 shares; Mr. Kennedy -- 13,634 shares; Mr. Rots -- 156,001 shares; Ms. Smith -- 13,634 shares; Mr. Stallkamp -- 8,634 shares; and all directors and executive officers as a group -- 839,067 shares.

(3) Includes shares of Kmart common stock that can be acquired by conversion of Kmart Financing I Trust Convertible Preferred Stock as follows: Mr.
    Kennedy -- 1,000 shares; and all directors and executive officers as a group -- 1,000 shares.

(4) Mr. Statuto may be deemed to share voting and investment power as to 6,400 shares of Kmart common stock owned by CHRISTUS Health of which he is Vice Chairman. If such additional shares were included, executive officers and directors as a group would be considered to beneficially own 3,836,272 shares of Kmart common stock, or 0.8% of the Kmart common stock outstanding as of January 30, 2002. Mr. Statuto disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  TRANSACTIONS WITH EXECUTIVE OFFICERS

     Pursuant to an amendment to his original May 2000 employment agreement, Kmart made a full recourse retention loan to Mr. Conaway in the principal amount of $5 million in May 2001. Pursuant to the employment agreements entered into in December, 2001, Kmart made full recourse retention loans to each of Messrs. D'Onofrio, Kearse, Rots and Schwartz, as well as to John T. McDonald, Jr. (former Chief Financial Officer), in December 2001 in the aggregate principal amount of $2.5 million each (except for Mr. Schwartz's loan, which was in the principal amount of $3 million). Mr. McDonald's aggregate $2.5 million loan was to be made in two installments, one in December 2001 and one in December, 2002. The loan originally to be made in December 2002 was subsequently made in January 2002. These loans are hereinafter referred to as the "Executive Loans." Each of the Executive Loans originally had a term of approximately five years, accruing interest at 3.97% per year, payment of which is deferred until the maturity date. When the executives' employment agreements (other than Mr. Schwartz's agreement) were amended and restated in January 2002, the maturity dates of each of the Executive Loans (other than Mr. Schwartz's loan) were amended to January 31, 2004. Each of the Executive Loans provides that it is to be forgiven in full on the maturity date if the executive is employed by Kmart on that date, with earlier forgiveness in the event that the executive is terminated (i) by Kmart without cause, (ii) because of death or disability or (iii) voluntarily by the executive under a constructive termination (in connection with the revision of the maturity date, a constructive termination is limited in this instance to a reduction in base salary or due to a failure by Kmart to pay the executive's base salary). Each Executive Loan also provides that Kmart is obligated to "gross-up" the executive with respect to income and other taxes incurred by the executive with respect to loan forgiveness.

     In December 2001, Kmart also made full recourse retention loans to Messrs. David Montoya (former SVP, Specialty Operations) and Gregg Treadway (former EVP, Store Operations), each in the amount of $750,000, and to Ms. Janet Kelley (EVP, General Counsel) in the amount of $500,000. The terms of these loans are substantially similar to the Executive Loans described above, except that the maturity date is January 31, 2005 and there is no tax "gross-up" obligation on the part of Kmart in connection with any loan forgiveness. The employment of Messrs. Montoya and Treadway terminated, effective March 22, 2002 and May 6, 2002, respectively.

     The loans to executive officers described above formed part of a broader retention program pursuant to which Kmart made loans aggregating approximately $30 million, as publically disclosed on Exhibit 99.2 to Kmart's Form 8-K dated May 9, 2002. Kmart has not taken any corporate action since the commencement of the Chapter 11 case to forgive any of these loans.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following documents are filed as part of this report

          1. Financial Statements

             Financial statements filed as part of this Form 10-K are listed under Part II, Item 8.

          2. Financial Statement Schedules

             Financial statement schedules filed as part of this Form 10-K are listed under Part II, Item 8.

             The separate financial statements and summarized financial information of majority-owned subsidiaries not consolidated and of 50% or less owned persons have been omitted because they are not required pursuant to conditions set forth in Rules 3-09 and 1-02(w) of Regulation S-X.

             All other schedules have been omitted because they are not required under the instructions contained in Regulation S-X because the information called for is contained in the financial statements and notes thereto.

          3. Exhibits

             See Exhibit Index included in this report.

                b) Reports on Form 8-K:

                    We filed a Current Report on Form 8-K dated January 22, 2002 to report that Kmart Corporation and 37 of its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Court for the Northern District of Illinois Case No. 02-B02474, that James B. Adamson had been appointed Chairman of the Board, Mark Schwartz's employment as President and Chief Operating Officer had been terminated and Ron Hutchison had been appointed Chief Restructuring Officer and Executive Vice President and to file a copy of the press release.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2002.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

                     KMART CORPORATION

                     By:      /s/ JAMES B. ADAMSON
                        -----------------------------------
                                 James B. Adamson
                             Chairman of the Board and
                              Chief Executive Officer
                           (Principal Executive Officer)

                     By:         /s/ A.A. KOCH
                        -----------------------------------
                                     A.A. Koch
                              Chief Financial Officer
                           (Principal Financial Officer)

                     By:     /s/ RICHARD J. NOECHEL
                        -----------------------------------
                                Richard J. Noechel
                           Vice President and Controller
                          (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on May 15, 2002.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

            /s/ JAMES B. ADAMSON                            /s/ ROBERT D. KENNEDY
---------------------------------------------   ---------------------------------------------
         James B. Adamson, Director                      Robert D. Kennedy, Director




           /s/ LILYAN H. AFFINITO                            /s/ ROBIN B. SMITH
---------------------------------------------   ---------------------------------------------
        Lilyan H. Affinito, Director                      Robin B. Smith, Director




            /s/ RICHARD G. CLINE                           /s/ THOMAS T. STALLKAMP
---------------------------------------------   ---------------------------------------------
         Richard G. Cline, Director                     Thomas T. Stallkamp, Director




             /s/ WILLIE D. DAVIS                           /s/ RICHARD J. STATUTO
---------------------------------------------   ---------------------------------------------
          Willie D. Davis, Director                     Richard J. Statuto, Director




           /s/ JOSEPH P. FLANNERY
---------------------------------------------
        Joseph P. Flannery, Director

                                 EXHIBIT INDEX

  EXHIBIT    NUMBER                           DESCRIPTION
  -------    ------                           -----------
       ****  (3a)     Restated Articles of Incorporation of Kmart Corporation
         FH  (3b)     By-Laws of Kmart Corporation, as amended
         FH  (4a)     $2 Billion Senior Secured Debtor-in-Possession Financing
                      Facility
       ****  (10c)    Kmart Corporation Directors Retirement Plan, as
                      amended(10d)(A)
         **  (10d)    Kmart Corporation Performance Restricted Stock Plan, as
                      amended(10e)(A)
      *****  (10e)    Kmart Corporation Deferred Compensation Plan for
                      Non-Employee Directors, as amended(A)
        ***  (10f)    Kmart Corporation 1992 Stock Option Plan, as amended(10g)(A)
      *****  (10g)    Kmart Corporation Amended and Restated Directors Stock
                      Plan(A)
         **  (10h)    Form of Employment Agreement with Executive Officers(10j)(A)
          *  (10i)    Kmart Corporation Supplemental Executive Retirement
                      Plan(10c)(A)
        ***  (10j)    Amended and Restated Kmart Corporation Annual Incentive
                      Bonus Plan(10k)(A)
        ***  (10k)    Amended and Restated Kmart Corporation Management Stock
                      Purchase Plan(10l)(A)
        ***  (10l)    Supplemental Pension Benefit Plan(10m)(A)
    *******  (10m)    Kmart Corporation 1997 Long-Term Equity Compensation
                      Plan(10n)(A)
   ********  (10n)    Employment Agreement with Charles C. Conaway(10n)(A)
     ******  (10o)    Amended and Restated Kmart Corporation Special Severance
                      Plan(A)
      *****  (10p)    Amended and Restated Kmart Corporation 1998 Management
                      Deferred Compensation and Restoration Plan(A)
         FH  (10q)    Second Amendment to Employment Agreement with Charles C.
                      Conaway(A)
 **********  (10r)    Amendment to Employment Agreement with Charles C.
                      Conaway(10r)(A)
 **********  (10s)    Amended and Restated Kmart Corporation Annual Incentive
                      Bonus Plan(10s)(A)
***********  (10t)    Special Supplemental Executive Retirement Plan(10)(A)
  *********  (10v)    Supply Agreement between Kmart Corporation and Fleming
                      Companies, Inc.
         FH  (10w)    James Adamson 2001 Services Agreement(A)
         FH  (10x)    James Adamson 2002 Employment Agreement(A)
         FH  (10y)    Anthony D'Onofrio Amended and Restated Employment
                      Agreement(A)
         FH  (10z)    David Rots Amended and Restated Employment Agreement(A)
         FH  (10aa)   Cecil Kearse Amended and Restated Employment Agreement(A)
         FH  (10bb)   Mark Schwartz Separation Agreement and General Release(A)
         FH  (10cc)   Charles Conaway 2001 Amended and Restated Employment
                      Agreement(A)
         FH  (10dd)   Charles Conaway Separation Agreement(A)
         FH  (10ee)   Ronald Hutchison 2002 Employment Agreement(A)
         FH  (10ff)   Julian Day 2002 Employment Agreement(A)
         FH  (10gg)   Mark Schwartz Confidentiality, Non-competition and
                      Non-solicitation Agreement(A)
         FH  (10hh)   Randy L. Allen Confidentiality, Non-competition and
                      Non-solicitation Agreement(A)
         FH  (10ii)   Cecil B. Kearse Confidentiality, Non-competition and
                      Non-solicitation Agreement(A)
         FH  (10jj)   David P. Rots Confidentiality, Non-competition and
                      Non-solicitation Agreement(A)

  EXHIBIT    NUMBER                           DESCRIPTION
  -------    ------                           -----------
         FH  (10kk)   Anthony B. D'Onofrio Confidentiality, Non-competition and
                      Non-solicitation Agreement(A)
         FH  (10ll)   Jeff Boyer Confidentiality, Non-competition and
                      Non-solicitation Agreement(A)
         FH  (10mm)   Randy L. Allen employment offer letter(A)
         FH  (10nn)   Jeff Boyer employment offer letter(A)
         FH  (10oo)   Jeff Boyer Full and Complete Release of Liability and
                      Severance Agreement
         FH  (10pp)   Employment Agreement with Cecil Kearse(A)
         FH  (10rr)   Employment Agreement with Tony D'Onofrio(A)
         FH  (10ss)   Employment Agreement with Mark Schwartz(A)
         FH  (10tt)   Employment Agreement with David Rots(A)
         FH  (10uu)   Employment Agreement with Michael T. Macik(A)
         FH  (10vv)   JA&A Services, LLC Agreement
         FH  (10ww)   License Agreement between Kmart Corporation and Kmart of
                      Michigan, Inc.
             (18)     Preferability letter from PricewaterhouseCoopers LLP
             (23)     Consent of Independent Accountants

---------------

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

   ******** Filed as an Exhibit to the Form 10-Q Report of the Registrant for the fiscal quarter ended October 28, 1998 (file number 1-327) and is incorporated herein by reference.

  ********* Filed as an Exhibit to the Form 10-Q Report of the Registrant for the fiscal quarter ended May 2, 2001 (file number 1-327) and is incorporated herein by reference.

 ********** Filed as an Exhibit to the Form 10-Q Report of the Registrant for
            the fiscal quarter ended August 1, 2001 (file number 1-327) and is incorporated herein by reference.

*********** Filed as Exhibits to the Form 10-Q Report of the Registrant for the
            fiscal quarter ended October 31, 2001 (file number 1-327) and is incorporated herein by reference.

          FH Filed herewith.

         (#) Exhibit numbers in the Form 10-K or 10-Q Reports for the periods indicated.

         (A) This document is a management contract or compensatory plan.

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

          12 1/2% Debentures Due 2005

          8 3/8% Notes Due 2004

          8 1/8% Notes Due 2006

          7 3/4% Debentures Due 2012

          8 1/4% Notes Due 2022

          8 3/8% Debentures Due 2022

          7.95% Debentures Due 2023

          Fixed-Rate Medium-Term Notes (Series A, B, C, D)

          7 3/4% Trust Convertible Preferred Securities