Form 10-Q/A
period 2001-05-02
KMART CORP
filed 2002-06-12
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

                           Yes      X       No
                                ---------       ----------


As of May 2, 2001, 489,930,257 shares of Common Stock of Kmart were outstanding.

                                      INDEX

PART I                           FINANCIAL INFORMATION                                                 PAGE
------                           ---------------------                                                 ----
Item 1.                          Financial Statements

                                 Consolidated Statements of Operations -- 13                            4
                                 weeks ended May 2, 2001 (restated) and April
                                 26, 2000

                                 Consolidated Balance Sheets --                                         5
                                 May 2, 2001 (restated), April 26, 2000 and
                                 January 31, 2001

                                 Consolidated Statements of Cash Flows --                               6
                                 13 weeks ended May 2, 2001 (restated) and
                                 April 26, 2000

                                 Notes to Consolidated Financial Statements                           7 - 10

Item 2.                          Management's Discussion and Analysis of Results of                  11 - 16
                                 Operations and Financial Condition

PART II                          OTHER INFORMATION
-------                          -----------------

Item 6.                          Exhibits and Reports on Form 8-K                                      17

                                 Signatures                                                            18

                              EXPLANATORY STATEMENT

         On January 22, 2002 ("Petition Date"), subsequent to the initial filing of our Quarterly Report on Form 10-Q for the 13 weeks ended May 2, 2001, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. Case No. 02 B 02474." We decided to seek judicial reorganization based upon a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter, the evaporation of the surety bond market and erosion of supplier confidence. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility. As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

         At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. A more detailed description of the bankruptcy filing and its effect on Kmart is set forth in Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002, filed with the Securities Exchange Commission ("SEC") on May 15, 2002.

         Given our bankruptcy filing in the fourth quarter, the increased uncertainty relating to vendor rebates and allowances ("allowances") and the corresponding difficulty in reliably estimating such amounts in the future, we concluded that it would be preferable to change our accounting method for interim recognition of such cost recoveries from vendors. Under the new methodology, Kmart will recognize a cost recovery from vendors only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed. This change in methodology does not affect the results that otherwise would have been reported for the full fiscal year, but rather affects the interim recognition of allowances during the year. We believe this new method is preferable because it provides higher precision, better verifiability, reduced reliance on estimates and is consistent with an analogous application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." While this change in method was adopted in the fourth quarter of fiscal 2001, generally accepted accounting principles require the restatement of the first three quarters of fiscal 2001 to reflect this change.

         Our financial statements for the 13 weeks ended May 2, 2001 have been restated herein to reflect the change in accounting method. The pro forma effect of the change in accounting method on the financial statements for the 13 weeks ended April 26, 2000 is also presented herein.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           13 WEEKS ENDED
                                                                -------------------------------------
                                                                     MAY 2,
                                                                      2001
                                                                   (RESTATED,          APRIL 26,
                                                                   SEE NOTE 1             2000
                                                                ----------------     ----------------
Sales                                                             $       8,337       $        8,195
Cost of sales, buying and occupancy                                       6,834                6,494
                                                                ----------------     ----------------
Gross margin                                                              1,503                1,701
Selling, general and administrative expenses                              1,728                1,581
Charge for employee severance and
     Voluntary Early Retirement Program (VERP)                               23                    -
                                                                ----------------     ----------------
(Loss) income before interest, income taxes and dividends
     on convertible preferred securities of subsidiary trust               (248)                 120
Interest expense, net                                                        83                   69
Income tax (benefit) provision                                             (109)                  18
Dividends on convertible preferred securities of subsidiary
     trust, net of income taxes of $6 and $6, respectively                   11                   11
                                                                ----------------     ----------------
Net (loss) income                                                 $        (233)      $           22
                                                                ================     ================

Basic/Diluted (loss) earnings per common share                    $       (0.48)      $         0.06
                                                                ================     ================

Basic/Diluted weighted average shares (millions)                          488.5                481.3

Pro forma amounts assuming the new accounting policy
was applied retroactively:
    Net loss                                                      $        (233)      $         (101)
                                                                ================     ================
    Basic/Diluted loss per common share                           $       (0.48)      $        (0.19)
                                                                ================     ================





          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                                                         (UNAUDITED)
                                                                                 ---------------------------------
                                                                                    MAY 2, 2001
                                                                                     (RESTATED,       APRIL 26,       JANUARY 31,
                                                                                    SEE NOTE 1)         2000             2001
                                                                                 ---------------- ---------------- ----------------
Current Assets:
   Cash and cash equivalents                                                       $         415     $        350    $         401
   Merchandise inventories                                                                 7,363            7,290            6,412
   Other current assets                                                                      627              735              811
                                                                                 ---------------- ---------------- ----------------
Total current assets                                                                       8,405            8,375            7,624

Property and equipment, net                                                                6,660            6,356            6,557
Other assets and deferred charges                                                            384              417              449
                                                                                 ---------------- ---------------- ----------------
Total Assets                                                                       $      15,449     $     15,148    $      14,630
                                                                                 ================ ================ ================
Current Liabilities:
   Long-term debt due within one year                                              $         315     $         67    $          68
   Trade accounts payable                                                                  2,805            2,575            2,287
   Accrued payroll and other liabilities                                                   1,124            1,314            1,256
   Taxes other than income taxes                                                             245              234              188
                                                                                 ---------------- ---------------- ----------------
Total current liabilities                                                                  4,489            4,190            3,799

Long-term debt and notes payable                                                           2,448            1,844            2,084
Capital lease obligations                                                                    922              995              943
Other long-term liabilities                                                                  828              907              834
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
   $898, $904 and $898, respectively)                                                        887              891              887
Common stock, $1 par value, 1,500,000,000 shares authorized;
   489,930,257, 480,775,356 and 486,509,736, shares
   issued, respectively                                                                      490              481              487
Capital in excess of par value                                                             1,599            1,554            1,578
Retained earnings                                                                          3,786            4,286            4,018
                                                                                 ---------------- ---------------- ----------------
Total Liabilities and Shareholders' Equity                                         $      15,449     $     15,148    $      14,630
                                                                                 ================ ================ ================



          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                  13 WEEKS ENDED
                                                                                        ------------------------------------
                                                                                              MAY 2,
                                                                                               2001
                                                                                            (RESTATED,         APRIL 26,
                                                                                           SEE NOTE 1)           2000
                                                                                        ------------------ -----------------
CASH FLOW FROM OPERATING ACTIVITIES
      Net income (loss) from continuing operations                                        $          (233)    $          22
      Adjustments to reconcile net income (loss) from continuing operations to net cash (used for) provided by operating activities:
           Charge for employee severance and VERP                                                      23                 -
           Depreciation and amortization                                                              200               196
           Equity loss in BlueLight.com                                                                23                17
           Cash used for store closings                                                               (26)              (17)
           Increase in inventories                                                                   (951)             (189)
           Increase in trade accounts payable                                                         517               371
           Decrease in accounts receivable                                                             39                22
           Deferred income taxes and taxes payable                                                    (28)              (59)
           Decrease in other long-term liabilities                                                     24               (32)
           Changes in other assets and liabilities                                                    154              (107)
                                                                                        ------------------ -----------------
      Net cash (used for) provided by continuing operations                                          (258)              224
      Net cash used for discontinued operations                                                       (20)              (26)
                                                                                        ------------------ -----------------
Net cash (used for) provided by operating activities                                                 (278)              198
                                                                                        ------------------ -----------------
CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                                                                           (262)             (141)
      Investment in BlueLight.com                                                                     (15)                -
                                                                                        ------------------ -----------------
Net cash used for investing activities                                                               (277)             (141)
                                                                                        ------------------ -----------------
CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                                                  592                91
      Issuance of common shares                                                                        22                17
      Purchase of convertible preferred securities of subsidiary trust                                  -               (80)
      Purchase of common shares                                                                         -               (36)
      Payments on debt                                                                                 (6)               (5)
      Payments on capital lease obligations                                                           (21)              (19)
      Payments of dividends on convertible preferred securities
         of subsidiary trust                                                                          (18)              (19)
                                                                                        ------------------ -----------------
Net cash provided by (used for) financing activities                                                  569               (51)
                                                                                        ------------------ -----------------

Net change in cash and cash equivalents                                                                14                 6
Cash and cash equivalents, beginning of year                                                          401               344
                                                                                        ------------------ -----------------
Cash and cash equivalents, end of period                                                  $           415     $         350
                                                                                        ================== =================







          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.  RESTATEMENT OF FINANCIAL STATEMENTS

          On January 22, 2002, subsequent to the initial filing of our Quarterly Report on Form 10-Q for the 13 weeks ended May 2, 2001, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). A more detailed discussion of our Chapter 11 filing is included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2002.

          Given our bankruptcy filing in the fourth quarter, the increased uncertainty relating to vendor rebates and allowances ("allowances") and the corresponding difficulty in reliably estimating such amounts in the future, we concluded that it would be preferable to change our accounting method for interim recognition of such cost recoveries from vendors.

          For interim reporting periods in fiscal 2000, as well as with respect to the interim reporting periods in fiscal 2001 which were previously reported, our policy was to record allowances not yet subject to a written agreement during the first three quarters of a fiscal year based upon our estimate of annual allowances ("the plan") as determined by historical experience and current understandings with our vendors. These amounts were supplemented by allowances obtained that were not contemplated in such plan. While many agreements are finalized throughout the year, significant activity occurs in the fourth quarter to finalize outstanding agreements and collect allowances.

          During the fourth quarter of fiscal 2001 we adopted a new accounting policy effective as of February 1, 2001, for interim financial reporting only, requiring that cost recoveries from vendors be recognized only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed. This change in methodology does not affect the results that otherwise would have been reported for the full fiscal year, but rather affects the interim recognition of allowances during the year. We believe this new method is preferable because it provides higher precision, better verifiability, reduced reliance on estimates and is consistent with an analogous application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

          Embedded in the accounting change that gives effect to the change in interim financial reporting for allowances is an adjustment for an indeterminate amount of supplemental or "incremental" allowances that were initially recorded in the first three quarters of fiscal 2001 prior to having been documented, or otherwise deemed appropriate, pursuant to our historical policy. Kmart concluded that it is not practicable to determine the impact on prior quarters. It should be noted, however, that the restated interim information reflects such allowances only to the extent they are supported by formal agreements or otherwise deemed appropriate in the quarter recognized.

          Our financial statements for the 13 weeks ended May 2, 2001 have been restated to reflect the change in accounting method. The pro forma effect of the change in accounting method on the financial statements for the 13 weeks ended April 26, 2000 is also presented herein.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

     The following table illustrates the effects of this accounting change on the financial statements for the 13 weeks ended May 2, 2001.

                                                               13 Weeks Ended May 2, 2001
                                                  -----------------------------------------------------
                                                                         Change in
                                                   As previously        accounting
                                                     reported             method          As restated
                                                  ---------------     ---------------    --------------

Sales                                                    $8,337                  $0           $8,337
Cost of sales, buying and occupancy                      $6,608                $226           $6,834
                                                  ---------------     ---------------    --------------
Gross margin                                             $1,729               ($226)          $1,503
Selling, general and administrative expenses             $1,643                 $85           $1,728

Operating (loss) income                                     $63               ($311)           ($248)

Net loss                                                   ($25)              ($208)           ($233)
                                                  ===============     ===============    ==============

Basic/Diluted loss per common share                      ($0.05)             ($0.43)          ($0.48)
                                                  ===============     ===============    ==============

2.  BASIS OF PRESENTATION

    These interim unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC, and, in the opinion of management, reflect all adjustments (which include normal recurring adjustments) necessary for a fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed for the fiscal year ended January 31, 2001.

        Certain reclassifications of prior period financial statements have been made to conform to the current year presentation.

3.  EARNINGS (LOSS) PER SHARE

                                                                     13 Weeks Ended
                                                           ------------------------------------
                                                              May 2, 2001
                                                              (Restated,           April 26,
                                                              see Note 1)            2000
                                                           ----------------     ---------------
Net (loss) income                                           $           (233)    $          22
Add: Discount on redemption of
  preferred securities, net                                                -                 9
                                                           -----------------    ----------------
Adjusted net (loss) income available
  to common shareholders                                    $           (233)    $          31
Basic/Diluted weighted average
  shares (millions)                                                    488.5             481.3
                                                           =================    ================
Basic/Diluted (loss) earnings
  per common share                                          $          (0.48)    $        0.06
                                                           =================    ================

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

         In each period, certain outstanding stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. As of May 2, 2001, options to purchase 58.3 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from the 13 week calculation. As of April 26, 2000, options to purchase 36.8 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from the 13 week calculation. For the 13 week periods ended May 2, 2001 and April 26, 2000, respectively, diluted shares outstanding exclude approximately 59.9 million and 60.2 million shares from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect. For the 13 week period ended April 26, 2000, diluted shares outstanding also exclude approximately 3.1 million and 0.7 million common shares from the potential conversion of written put options and repurchase of certain convertible preferred securities, respectively, due to their anti-dilutive effect.

4.   INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of our inventory is accounted for using the last-in, first-out (LIFO) method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at May 2, 2001, April 26, 2000 and January 31, 2001 were $194, $202 and $194 lower, respectively, than the amounts that would have been reported under the first-in, first-out (FIFO) method.

5.   CHARGE FOR EMPLOYEE SEVERANCE AND VOLUNTARY EMPLOYEE RETIREMENT PROGRAM

         During the first quarter, we realigned our organization around our three strategic imperatives: to dramatically improve retail execution to achieve World Class Execution throughout our business, to create a Customer Centric Culture so our behaviors are linked to serving our customers, and to aggressively pursue Sales and Marketing Opportunities to define a market position differentiating Kmart from our competitors. As a result of our realignment, our workforce was reduced by 350 employees in the first quarter through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax) which is included in our statement of operations for the first quarter ended May 2, 2001, in the line Charge for employee severance and VERP. The charge includes 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given postemployment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Our first quarter cash payments associated with these actions were $9. An additional $10 will be paid to employees in accordance with the terms of the related severance agreements. Benefit payments to employees accepting the VERP are paid from the Kmart Employee Pension Plan, except payments for certain highly-compensated employees which we pay directly.

6.   COMPREHENSIVE (LOSS) INCOME

         Comprehensive (loss) income represents net (loss) income, adjusted for the effect of other items that are recorded directly to shareholders' equity. Net (loss) income and comprehensive (loss) income are equivalent for all periods presented.

7.   EFFECTIVE TAX RATE

         The effective tax rates for the 13 week period ended May 2, 2001, as restated, was 32.9%. The actual tax rates are lower than the expected effective tax rates as we are precluded from recording a tax benefit from the write down of the BlueLight.com investment that is still maintained by us.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

8.   INVESTMENTS IN AFFILIATED RETAIL COMPANIES

         MELDISCO

         For the 13 week period ended May 2, 2001, Meldisco had net sales of $288, gross profit of $136 and net income of $18. For the 13 week period ended April 26, 2000, Meldisco had net sales of $309, gross profit of $142 and net income of $19.

         BLUELIGHT.COM

         For the 13 week period ended May 2, 2001, BlueLight.com had net sales of $4, gross profit of $1 and a net loss of $30. For the 13 week period ended April 26, 2000, BlueLight.com had no net sales or gross profit but had a net loss of $23.

9.   OTHER COMMITMENTS AND CONTINGENCIES

         LEASE GUARANTEES

         As of May 2, 2001, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:

                                          Present Value
                                               of                  Gross
                                           Future Lease            Future
                                          Obligations @            Lease
                                                7%              Obligations
                                        -----------------   -------------------
                                                    ($ Millions)
The Sports Authority, Inc.                    $ 196                $ 331
Borders Group, Inc.                              94                  160
OfficeMax, Inc.                                  73                  108
                                            ---------             --------
Total                                         $ 363                $ 599
                                            =========             ========

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

         OTHER

         We are a party to a substantial number of claims, lawsuits, and pending actions, most of which are routine and all of which are incidental to our business. Some matters involve claims for large amounts of damages as well as other relief. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Although the final consequences of these proceedings are not presently determinable, in the opinion of management, they are not expected to have a material adverse effect on our liquidity, financial position or results of operations.

ITEM 2.
                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

CHANGE IN ACCOUNTING POLICY

         Given our bankruptcy filing in the fourth quarter, the increased uncertainty relating to vendor rebates and allowances ("allowances") and the corresponding difficulty in reliably estimating such amounts in the future, we concluded that it would be preferable to change our accounting method for interim recognition of such cost recoveries from vendors. Under the new methodology, Kmart will recognize a cost recovery from vendors only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed. This change in methodology does not affect the results that otherwise would have been reported for the full fiscal year, but rather affects the interim recognition of allowances during the year. We believe this new method is preferable because it provides higher precision, better verifiability, reduced reliance on estimates and is consistent with an analogous application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." While this change in method was adopted in the fourth quarter of fiscal 2001, generally accepted accounting principles require the restatement of the first three quarters of fiscal 2001 to reflect this change.
         Embedded in the accounting change that gives effect to the change in interim financial reporting for allowances is an adjustment for an indeterminate amount of supplemental or "incremental" allowances that were initially recorded in the first three quarters of fiscal 2001 prior to having been documented, or otherwise deemed appropriate, pursuant to our historical policy. Kmart concluded that it is not practicable to determine the impact on prior quarters. It should be noted, however, that the restated interim information reflects such allowances only to the extent they are supported by formal agreements or otherwise deemed appropriate in the quarter recognized.

         The following table illustrates the effects of the accounting change on the financial statements for the 13 weeks ended May 2, 2001.

                                                               13 Weeks Ended May 2, 2001
                                                  -----------------------------------------------------
                                                                         Change in
                                                  As previously         accounting
                                                     reported             method          As restated
                                                  ---------------     ---------------    --------------
Sales                                                    $8,337                  $0           $8,337
Cost of sales, buying and occupancy                      $6,608                $226           $6,834
                                                  ---------------     ---------------    --------------
Gross margin                                             $1,729               ($226)          $1,503
Selling, general and administrative expenses             $1,643                 $85           $1,728

Operating (loss) income                                     $63               ($311)           ($248)

Net loss                                                   ($25)              ($208)           ($233)
                                                  ===============     ===============    ==============

Basic/Diluted loss per common share                      ($0.05)             ($0.43)          ($0.48)
                                                  ===============     ===============    ==============

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS

         The following table segregates operating (loss) income excluding non-comparable items from operating (loss) income as reported in the Consolidated Statements of Operations and includes pro forma disclosures for the effect of the change in accounting method related to fiscal year 2000:

                                                                  13 WEEKS
                                               -------------------------------------------------
                                                    MAY 2,                          APRIL 26,
                                                     2001          APRIL 26,           2000
                                                (AS RESTATED)         2000         (PRO FORMA)
                                               ---------------   --------------   --------------

         SALES                                   $      8,337      $     8,195      $     8,195

         COST OF SALES, BUYING
              AND OCCUPANCY                             6,834            6,494            6,619
                                               ---------------   --------------   --------------
         GROSS MARGIN                                   1,503            1,701            1,576

         SELLING, GENERAL AND
              ADMINISTRATIVE                            1,728            1,581            1,639
                                               ---------------   --------------   --------------
         OPERATING (LOSS) INCOME
              EXCLUDING NON-COMPARABLE
              ITEMS                              $       (225)     $       120      $       (63)

         CHARGE FOR EMPLOYEE SEVERANCE
              AND VERP                                     23
                                               ---------------   --------------   --------------
         OPERATING (LOSS) INCOME                 $       (248)     $       120      $       (63)
                                               ===============   ==============   ==============

         SAME-STORE SALES %                              1.7%             0.0%             0.0%

         BASIC/DILUTED (LOSS)
           EARNINGS PER COMMON SHARE             $      (0.51)     $      0.25      $     (0.13)
                                               ===============   ==============   ==============


         The information set forth below relating to Gross margin; Selling, general and administrative expenses; and Operating loss compares restated results for fiscal year 2001 with results, prepared on a pro forma basis giving effect to the change in accounting method, for the comparable period in fiscal year 2000.

         SALES and comparable store sales increased 1.7% for the 13 weeks ended May 2, 2001. Divisions showing particular strength for the quarter included pharmacy, lawn and garden, beauty and health care, and consumables and edibles. We opened 11 stores and closed 3 stores during the first quarter 2001.

         GROSS MARGIN decreased $73 to $1,503 at May 2, 2001. Gross margin, as a percentage of sales, was 18.0% and 19.2% for the 13 weeks ended May 2, 2001 and April 26, 2000, respectively. The decrease in gross margin percentage is attributable to a decrease in markon in food and consumables and hardlines, higher distribution costs, a shift to clearance sales from regular sales, and growth in lower margin consumable and edible products, partially offset by favorable store shrinkage results.

         The pro forma effects of the change in accounting on the interim results for fiscal year 2000 were to increase cost of goods sold by $125 for the 13 weeks ended April 26, 2000, and, thereby, reduce Gross margin, as a percentage of sales, from 20.8% to 19.2% for the 13 week period ended April 26, 2000.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES increased $89 to $1,728 at May 2, 2001. SG&A expenses, as a percentage of sales, were 20.7%, excluding the charge for employee severance and VERP, for the 13 weeks ended May 2, 2001, and 20.0% for the 13 weeks ended April 26, 2000. The increase is due primarily to wage rate increases, an investment in store labor, a new customer service bonus program for our store associates, utility rate increases, and operating losses at our BlueLight.com subsidiary, partially offset by a reduction in net advertising costs.

         The pro forma effect of the change in accounting on the interim results for fiscal year 2000 was to increase SG&A expenses by $58 for the 13 weeks ended April 26, 2000.

         OPERATING LOSS for the 13 weeks ended May 2, 2001, excluding the charge for employee severance and VERP, was $225, or 2.7% of sales, as compared to $63, or 0.7% of sales, for the same period of the prior year.

         The pro forma effect of the change in accounting on the interim results for fiscal year 2000 was to decrease operating income $183 to an operating loss of $63.

         NET INTEREST EXPENSE for the 13 weeks ended May 2, 2001 and April 26, 2000 was $83 and $69, respectively. Net interest expense increased as a result of the issuance of $400 of 9.375% Notes due January 2006 in January 2001, and increased borrowings under our Revolving Credit Agreements ("Revolver"). See "Liquidity and Financial Condition."

LIQUIDITY AND FINANCIAL CONDITION

         Our primary sources of working capital are cash flows from operations and borrowings under our credit facilities. We had working capital of $3,916, $4,185 and $3,825 at May 2, 2001, April 26, 2000 and January 31, 2001,
respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable and the level of store openings and closings. Borrowings of $592 were outstanding under our $1.6 billion Revolver at the end of the first quarter of fiscal 2001. Borrowings of $91 were outstanding under our existing credit facilities at the end of first quarter 2000.

         Net cash used for operating activities for the 13 weeks ended May 2, 2001 was $278 as compared to net cash provided by operating activities of $198 for the same period in 2000. The decrease in cash provided by operating activities as compared to the same period of the prior year was primarily the result of lower net earnings and higher inventory levels. Inventory increased by $951 during the first quarter of fiscal year 2001 due to normal seasonal inventory fluctuations, to support our growing beauty and health care and consumables and edibles product lines, and to improve our overall in-stock position.

         Net cash used for investing activities was $277 for the 13 weeks ended May 2, 2001 compared to $141 for the same period in 2000. The increase in cash used for investing activities was primarily due to higher capital expenditures for point-of-sale equipment and for new Kmart and Kmart supercenter stores.

         Net cash provided by financing activities was $569 for the 13 weeks ended May 2, 2001 compared to net cash used in financing activities of $51 for the same period in 2000. The increase in cash provided by financing activities was primarily the result of increased borrowings under the Revolver.


         On January 22, 2002 ("Petition Date"), subsequent to the initial filing of our Quarterly Report on Form 10-Q for the 13 weeks ended August 1, 2001, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). We decided to seek judicial reorganization based upon a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter, the evaporation of the surety bond market and erosion of supplier

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

confidence. Other factors include intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility. As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

         At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. A more detailed description of the bankruptcy filing and its effect on the Company is set forth in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2002.

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

DESCRIPTION OF NON-COMPARABLE ITEMS

         During fiscal 2000 and the first three months of fiscal 2001, we have instituted certain restructuring actions to improve our operations. These actions are summarized below:

         EMPLOYEE SEVERANCE AND VERP

         During the first quarter, we realigned our organization around our three strategic imperatives: to dramatically improve retail execution to achieve World Class Execution throughout our business, to create a Customer Centric Culture so our behaviors are linked to serving our customers, and to aggressively pursue Sales and Marketing Opportunities to define a market position differentiating Kmart from our competitors. As a result of our realignment, our workforce was reduced by 350 employees in the first quarter through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax) which is included in our statement of operations for the first quarter ended May 2, 2001, in the line Charge for employee severance and VERP. The charge includes 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given postemployment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Our first quarter cash payments associated with these actions were $9. An additional $10 will be paid to employees in accordance with the terms of the related severance agreements. Benefit payments to employees accepting the VERP are paid from the Kmart Employee Pension Plan, except payments for certain highly-compensated employees which we pay directly.

         2000 STRATEGIC ACTIONS

         In the second quarter of 2000, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart and Kmart Super Center stores, accelerating certain inventory reductions and redefining our information technology strategy. As a results of these actions, we recorded a pre-tax charge of $740 ($471 after-tax) during the second quarter of 2000. During the third quarter of fiscal year 2000, we reduced this charge by $12 ($8 after -tax) due to reducing the number of scheduled store closings from 72 to 69, thus reducing the reserve for closed stores from $300 to $288. There were no other adjustments to the reserve during the period.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

OTHER MATTERS

         OTHER ADJUSTMENTS

         Included in 2001 operating results are adjustments to our asset and liability accounts that reduced operating results reported in 2001 by $15 in the first quarter. These adjustments were recorded when identified by the Company in the ordinary course of events and substantially relate to prior years.

         LEASE GUARANTEES

         We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations we guaranteed is approximately $363. Kmart's contingent obligation is dependent on the future operating results of the guarantees and is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the court.

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

         Subsequent to the initial filing of this Quarterly Report on Form 10-Q, on April 9, 2002, we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby Penske and Kmart will work together to achieve an orderly wind-down of operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to close the business as of April 6, 2002. We account for our investment in Penske Auto Centers LLC under the equity method and our investment at May 2, 2001 had no carrying value. We do not expect this matter to have a material effect on our liquidity, financial position or results of operations.

         OTHER

         We are a party to a substantial number of claims, lawsuits, and pending actions, most of which are routine and all of which are incidental to our business. Some matters involve claims for large amounts of damages as well as other relief. The Company assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Although the final consequences of these proceedings are not presently determinable, in the opinion of management, they are not expected to have a material adverse effect on our liquidity, financial position or results of operations.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This quarterly report, as well as other statements or reports made by or on behalf of Kmart, may contain or may incorporate by reference material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements uncertainties and factors relating to Kmart operations and business environment which may cause the actual results of Kmart to be materially different for any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:
General Factors
-  general economic conditions,
- weather conditions, including those which affect buying patterns of our customers,
- changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,
-  competitive pressures and other third party actions,
- ability to timely acquire desired goods and/or fulfill labor needs at planned costs,
- ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,
-  regulatory and legal developments,
-  our ability to attract, motivate and/or retain key executives and associates,
-  our ability to attract and retain customers,
-  other factors affecting business beyond our control,

Bankruptcy Related Factors
-  our ability to continue as a going concern,
-  our ability to operate pursuant to the terms of the DIP Credit Facility,
- our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time,
- our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases,
- risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases,
- our ability to obtain and maintain normal terms with vendors and service providers,
-  our ability to maintain contracts that are critical to our operations,
- the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations, and
-  our ability to fund and execute our business plan.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 10 - Agreement, dated February 2, 2001, between Fleming Companies, Inc. and Kmart Corporation. (Portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.) (incorporated by reference to Exhibit 10 to Kmart's Quarterly Report on Form 10-Q for the quarter ended May 2, 2001 filed on May 17, 2001)

         Exhibit 18 - Preferability Letter from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 18 to Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002 filed on May 15,
         2002)

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



















                                       Date:            June 12, 2002
                                                       Kmart Corporation
                                                --------------------------------
                                                         (Registrant)


                                       By:             /s/ A. A. Koch
                                                --------------------------------
                                                         A. A. Koch
                                                   CHIEF FINANCIAL OFFICER
                                                (Principal Financial Officer)

                                                   /s/ Richard J. Noechel
                                                --------------------------------
                                                       Richard J. Noechel
                                                 VICE PRESIDENT AND CONTROLLER
                                                (Principal Accounting Officer)