Form 10-Q/A
period 2001-08-01
KMART CORP
filed 2002-06-12
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2001
                               --------------

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    --------------
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

                              Yes      X       No
                                   ---------       -------

As of August 1, 2001, 496,962,413 shares of Common Stock of Kmart were outstanding.

                                      INDEX

PART I                                   FINANCIAL INFORMATION                                                   PAGE
------                                   ---------------------                                                   ----
Item 1.                                  Financial Statements

                                         Consolidated Statements of Operations --                                  4
                                         13 and 26 weeks ended August 1, 2001 (restated) and
                                         July 26, 2000

                                         Consolidated Balance Sheets --                                            5
                                         August 1, 2001 (restated), July 26, 2000 and
                                         January 31, 2001

                                         Consolidated Statements of Cash Flows --                                  6
                                         26 weeks ended August 1, 2001 (restated) and
                                         July 26, 2000

                                         Notes to Consolidated Financial Statements                             7 - 12

Item 2.                                  Management's Discussion and Analysis of Results of                    13 - 20
                                         Operations and Financial Condition

PART II                                  OTHER INFORMATION
-------                                  -----------------

Item 4.                                  Submission of Matters to a Vote of Security Holders                      21

Item 6.                                  Exhibits and Reports on Form 8-K                                         22

                                         Signatures                                                               23


                              Explanatory Statement


         On January 22, 2002 ("Petition Date"), subsequent to the initial filing of our Quarterly Report on Form 10-Q for the 13 and 26 weeks ended August 1, 2001, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. Case No. 02 B 02474." We decided to seek judicial reorganization based upon a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter, the evaporation of the surety bond market and erosion of supplier confidence. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility. As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

         At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. A more detailed description of the bankruptcy filing and its effect on Kmart is set forth in Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002 filed with the Securities Exchange Commission ("SEC") on May 15, 2002.

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

         Additionally, in January 2002, Kmart announced that we had received an anonymous letter sent to the SEC, our auditors and directors expressing concern with respect to various matters. Accordingly, the Board of Directors instructed that an internal investigation be undertaken under the supervision of the Audit Committee by outside legal counsel, with the assistance of independent accounting advisors. Based on the results of the investigation to date, as well as the results of our new management team's review of Kmart's accounting policies and methods, we concluded that (1) an adjustment should be made with respect to the accounting for up-front consideration in a transaction from a vendor which more appropriately should have been deferred and recognized over the life of the contract and (2) the recording of additional general liability reserves in the fourth quarter was more appropriately designated as a second quarter event.

         Our financial statements for the 13 and 26 weeks ended August 1, 2001 have been restated herein to reflect the change in accounting method and the foregoing adjustments. The pro forma effect of the change in accounting method on the financial statements for the 13 and 26 weeks ended July 26, 2000 is also presented herein.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      13 WEEKS ENDED                   26 WEEKS ENDED
                                                               ----------------------------    ---------------------------
                                                                  AUGUST 1,                       AUGUST 1,
                                                                    2001                            2001
                                                                 (RESTATED,       JULY 26,       (RESTATED,        JULY 26,
                                                                 SEE NOTE 1)        2000         SEE NOTE 1)        2000
                                                                  -------           ----         -----------        ----
Sales                                                             $  8,917        $  8,998        $ 17,254        $ 17,193
Cost of sales, buying and occupancy                                  7,253           7,518          14,087          14,012
                                                                  --------        --------        --------        --------
Gross margin                                                         1,664           1,480           3,167           3,181
Selling, general and administrative expenses                         2,012           2,101           3,740           3,682
Charges for BlueLight.com and other                                     92              --             115              --
                                                                  --------        --------        --------        --------
Loss before interest, income taxes and dividends
    on convertible preferred securities of subsidiary trust           (440)           (621)           (688)           (501)
Interest expense, net                                                   88              65             171             134
Income tax benefit                                                    (163)           (250)           (272)           (232)
Dividends on convertible preferred securities of subsidiary
 trust, net of income taxes of $6, $6, $12 and $12,
 respectively                                                           12              12              23              23
                                                                  --------        --------        --------        --------
Net loss                                                          $   (377)       $   (448)       $   (610)       $   (426)
                                                                  ========        ========        ========        ========

Basic/Diluted loss per common share                               $  (0.77)       $  (0.93)       $  (1.25)       $  (0.87)
                                                                  ========        ========        ========        ========

Basic/Diluted weighted average shares (millions)                     490.6           481.3           489.6           481.8
Pro forma amounts assuming the new accounting policy
was applied retroactively:
   Net loss                                                       $   (377)       $   (520)       $   (610)       $   (621)
                                                                  ========        ========        ========        ========
   Basic/Diluted loss per common share                            $  (0.77)       $  (1.08)       $  (1.25)       $  (1.27)
                                                                  ========        ========        ========        ========


          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                                  (UNAUDITED)
                                                                            ----------------------
                                                                             AUGUST 1,
                                                                               2001
                                                                            (RESTATED,    JULY 26,     JANUARY 31,
                                                                            SEE NOTE 1)     2000          2001
                                                                            -----------     ----          ----
Current Assets:
    Cash and cash equivalents                                                $   420       $   333       $   401
    Merchandise inventories                                                    6,869         6,586         6,412
    Other current assets                                                         659           753           811
                                                                             -------       -------       -------
Total current assets                                                           7,948         7,672         7,624

Property and equipment, net                                                    6,836         6,351         6,557
Other assets and deferred charges                                                339           397           449
                                                                             -------       -------       -------
Total Assets                                                                 $15,123       $14,420       $14,630
                                                                             =======       =======       =======

Current Liabilities:
    Long-term debt due within one year                                       $   116       $    38       $    68
    Trade accounts payable                                                     2,591         2,488         2,287
    Accrued payroll and other liabilities                                        891         1,145         1,257
    Taxes other than income taxes                                                261           268           187
                                                                             -------       -------       -------
Total current liabilities                                                      3,859         3,939         3,799

Long-term debt and notes payable                                               2,980         1,742         2,084
Capital lease obligations                                                        902           975           943
Other long-term liabilities                                                      920         1,003           834
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $898, $904 and $898, respectively)                                           887           891           887
Common stock, $1 par value, 1,500,000,000 shares authorized;
    496,962,413, 480,098,675 and 486,509,736 shares issued,
    respectively                                                                 497           480           487
Capital in excess of par value                                                 1,670         1,551         1,578
Retained earnings                                                              3,408         3,839         4,018
                                                                             -------       -------       -------
Total Liabilities and Shareholders' Equity                                   $15,123       $14,420       $14,630
                                                                             =======       =======       =======



          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                   26 WEEKS ENDED
                                                                              -------------------------
                                                                               AUGUST 1,
                                                                                 2001
                                                                               (RESTATED,     JULY 26,
                                                                              SEE NOTE 1)       2000
                                                                              -----------     --------
CASH FLOW FROM OPERATING ACTIVITIES
      Net loss from continuing operations                                     $  (610)       $  (426)
      Adjustments to reconcile net loss from continuing operations to net cash (used for) provided by operating activities:
           Restructuring, impairments and other charges                           115            740
           Depreciation and amortization                                          413            395
           Equity loss in BlueLight.com                                            46             25
           Cash used for store closings                                           (60)           (33)
           (Increase) decrease in inventories                                    (452)           150
           Increase in trade accounts payable                                     298            284
           Deferred income taxes and taxes payable                               (225)          (329)
           Changes in other assets and liabilities                                366           (137)
                                                                              -------        -------
      Net cash (used for) provided by continuing operations                      (109)           669
      Net cash used for discontinued operations                                   (45)           (60)
                                                                              -------        -------
Net cash (used for) provided by operating activities                             (154)           609
                                                                              -------        -------

CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                                                       (651)          (379)
      Investment in BlueLight.com                                                 (45)           (10)
                                                                              -------        -------
Net cash used for investing activities                                           (696)          (389)
                                                                              -------        -------

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                            1,191             --
      Issuance of common shares                                                    28             26
      Purchase of convertible preferred securities of subsidiary trust             --            (80)
      Purchase of common shares                                                    --            (56)
      Payments on debt                                                           (273)           (45)
      Payments on capital lease obligations                                       (41)           (39)
      Payments of dividends on preferred securities of subsidiary trust           (36)           (37)
                                                                              -------        -------
Net cash provided by (used for) financing activities                              869           (231)
                                                                              -------        -------

Net increase (decrease) in cash and cash equivalents                               19            (11)
Cash and cash equivalents, beginning of year                                      401            344
                                                                              -------        -------
Cash and cash equivalents, end of period                                      $   420        $   333
                                                                              =======        =======



          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.   RESTATEMENT OF FINANCIAL STATEMENTS

         On January 22, 2002, subsequent to the initial filing of our Quarterly Report on Form 10-Q for the 13 and 26 weeks ended August 1, 2001, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). A more detailed discussion of our Chapter 11 filing is included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2002.

         Given our bankruptcy filing in the fourth quarter, the increased uncertainty relating to vendor rebates and allowances ("allowances") in the fourth quarter and the corresponding difficulty in reliably estimating such amounts in the future, we concluded that it would be preferable to change our accounting method for interim recognition of such cost recoveries from vendors.

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

         Additionally, in January 2002, Kmart announced that we had received an anonymous letter sent to the Securities and Exchange Commission ("SEC"), our auditors and directors expressing concern with respect to various matters. Accordingly, the Board of Directors instructed that an internal investigation be undertaken under the supervision of the Audit Committee by outside legal counsel, with the assistance of independent accounting advisors. Based on the results of the investigation to date, as well as the results of our new management team's review of Kmart's accounting policies and methods, we concluded that (1) an adjustment should be made with respect to up-front consideration in a single transaction from a vendor which more appropriately should have been deferred and recognized over the life of the contract and (2) the recording of additional general liability reserves in the fourth quarter was more appropriately designated as a second quarter event. Accordingly, adjustments were made for such transactions, including restatements of previously reported quarterly financial statements for fiscal 2001.

         Our financial statements for the 13 and 26 weeks ended August 1, 2001 have been restated to reflect the change in accounting method and the foregoing adjustments. The pro forma effect of the change in accounting method on the financial statements for the 13 and 26 weeks ended July 26, 2000 is also presented herein.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

         The following table illustrates the effects of the accounting change and adjustments on the financial statements for the 13 and 26 weeks ended August 1, 2001.

                                                                13 Weeks Ended August 1, 2001
                                       -----------------------------------------------------------------------------
                                                                Adjustments
                                                       ----------------------------
                                                                                          Change in
                                        As previously     Up-front         General       accounting
                                          reported     consideration      liability        method       As restated
                                          --------     -------------      ---------        ------       -----------
Sales                                     $  8,917        $      0        $      0        $      0        $  8,917
Cost of sales, buying and occupancy       $  7,058        $     42        $      0        $    153        $  7,253
                                          --------        --------        --------        --------        --------
Gross margin                              $  1,859        ($    42)       $      0        ($   153)       $  1,664
Selling, general and
    administrative expenses               $  1,787        $      0        $    167        $     58        $  2,012

Operating loss                            ($    20)       ($    42)       ($   167)       ($   211)       ($   440)
Net loss                                  ($    95)       ($    28)       ($   112)       ($   142)       ($   377)
                                          ========        ========        ========        ========        ========
Basic/Diluted loss per
    common share                          ($  0.19)       ($  0.06)       ($  0.23)       ($  0.29)       ($  0.77)
                                          ========        ========        ========        ========        ========

                                                                26 Weeks Ended August 1, 2001
                                       -----------------------------------------------------------------------------
                                                                Adjustments
                                                       ----------------------------
                                                                                          Change in
                                        As previously    Up-front          General        accounting
                                          reported     consideration      liability         method      As restated
                                          --------     -------------      ---------         ------      -----------
Sales                                     $ 17,254        $      0        $      0        $      0        $ 17,254
Cost of sales, buying and occupancy       $ 13,666        $     42        $      0        $    379        $ 14,087
                                          --------        --------        --------        --------        --------
Gross margin                              $  3,588        ($    42)       $      0        ($   379)       $  3,167
Selling, general and
    administrative expenses               $  3,430        $      0        $    167        $    143        $  3,740
Operating (loss) income                   $     43        ($    42)       ($   167)       ($   522)       ($   688)
Net loss                                  ($   120)       ($    28)       ($   112)       ($   350)       ($   610)
                                          ========        ========        ========        ========        ========
Basic/Diluted loss per
     common share                         ($  0.25)       ($  0.06)       ($  0.23)       ($  0.71)       ($  1.25)
                                          ========        ========        ========        ========        ========

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

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

3.  LOSS PER SHARE

                                                 13 Weeks Ended                    26 Weeks Ended
                                           -----------------------------     -----------------------------
                                            August 1,                         August 1,
                                              2001                              2001
                                           (Restated,                        (Restated,
                                           see Note 1)    July 26, 2000      see Note 1)     July 26, 2000
                                           -----------    -------------      -----------     -------------
Net Loss                                    $  (377)         $  (448)         $  (610)         $  (426)
Add: Discount on redemption of
  preferred securities, net                      --               --               --                9
                                            -------          -------          -------          -------
Adjusted net loss available to
  common shareholders                       $  (377)         $  (448)         $  (610)         $  (417)

Basic/Diluted weighted average
  shares (millions)                           490.6            481.3            489.6            481.8
                                            =======          =======          =======          =======

Basic/Diluted loss per common share         $ (0.77)         $ (0.93)         $ (1.25)         $ (0.87)
                                            =======          =======          =======          =======


         In each period, certain outstanding stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. As of August 1, 2001, options to purchase 60.0 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from the 13 and 26 week calculations. As of July 26, 2000, options to purchase 47.3 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from the 13 and 26 week calculations. These calculations also exclude the effect of trust convertible preferred securities and written put options. For the 13 and 26 week periods ended August 1, 2001, diluted shares outstanding exclude approximately 59.9 million common shares from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect. For the 13 and 26 week periods ended July 26, 2000, diluted shares outstanding exclude approximately 60.3 million common shares from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect. For the 13 and 26 week period ended July 26, 2000, diluted shares outstanding exclude approximately 0.2 million and 0.6 million common shares, respectively, from the potential conversion of written put options due to their anti-dilutive effect. And, 0.0 million shares and 1.5 million shares of redeemed trust convertible preferred securities were excluded from the calculation for the 13 and 26 weeks ended July 26, 2000, respectively.

4.   INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of our inventory is accounted for using the last-in, first-out ("LIFO") method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at August 1, 2001, July 26, 2000 and January 31, 2001 were $194, $202 and $194 lower, respectively, than the amounts that would have been reported under the first-in, first-out method.

5.   RESTRUCTURING OF BLUELIGHT.COM

         We recorded a $92 charge ($73 after-tax) related to our e-commerce site, BlueLight.com, this quarter, comprised of $41 for the impairment of our investment in BlueLight.com and $51 for the restructuring of our e-commerce business. These charges are included in the line Charges for BlueLight.com and other in the Consolidated Statements of Operations.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

         Based upon the changing environment for internet businesses, in which the ability for internet businesses to raise capital is restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com. The initial step was executed by acquiring the remaining 40% interest in BlueLight.com, LLC, through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company. BlueLight.com, Inc. and BlueLight.com LLC (hereinafter together or individually, "BlueLight.com") are now wholly owned subsidiaries of Kmart, which will allow us to execute our restructuring plan. The purchase price of the additional interest was $85, with $69 being satisfied through the issuance of 6.1 unregistered shares of Kmart common stock and $16 paid in cash. Based upon the revised cash flow projections for the business, we recorded a $41 charge to write-down our investment in BlueLight.com in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Fair value was determined using the present value of estimated future cash flows.

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

         Of the $51 restructuring charge, $29 related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which are in the headquarters of BlueLight.com, and will not be utilized in the restructured operations. This charge was also recorded in accordance with SFAS No. 121. Liabilities for lease terminations, contract terminations and other costs totaling $22 were established as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. No costs were paid and charged against the liability during the quarter.

         We expect to complete our plan by year-end, with the majority of steps being completed in the third quarter.

         After the application of the provisions of SFAS No. 121, as described above, we had remaining long-lived assets with an estimated fair value of $2.5, which will be depreciated over their remaining estimated useful life of 2.5 years.

         Subsequent to the initial filing of this Quarterly Report on Form 10-Q, we early adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," retroactively for all periods in fiscal 2001. The charge described herein was not affected by this retroactive adoption.

         The results of BlueLight.com's operations are fully consolidated in our financial statements commencing July 31, 2001.

6.   OTHER CHARGES

         During the first quarter of 2001, we realigned our organization and reduced our workforce by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax) which is included in our unaudited Condensed Consolidated Statement of Operations for the quarter ended May 2, 2001 in the line item Charge for employee severance and VERP. Of the charge, $19 was reserved for and will be paid out of our general corporate assets, the remaining $4 will be paid out of the Kmart Employee Pension Plan. The charge relates to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Our first quarter cash payments in fiscal 2001 associated with these actions were $9.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

7.   COMPREHENSIVE LOSS

         Comprehensive loss represents net loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. Net loss and comprehensive loss are equivalent for all periods presented.

8.   EFFECTIVE TAX RATE

         The effective tax rates for the 13 and 26 week periods ended August 1, 2001, as restated, were 30.9% and 31.7%, respectively. The actual tax rates are lower than the expected effective tax rates as we are precluded from recording a tax benefit from the write down of the BlueLight.com investment that is still maintained by us.

9.   COMMON STOCK REPURCHASE PROGRAM

         In July 2001, we terminated the common stock repurchase program that was initiated in April 1999. Under the program we repurchased approximately 22 million shares of common stock during 1999 and 2000 at a cost of approximately $255. We also terminated the trust convertible preferred securities repurchase program that was initiated in February 2000. Under the program we repurchased approximately 2 million shares of trust convertible securities at a cost of approximately $84.

10.  INVESTMENT IN AFFILIATED RETAIL COMPANIES

         MELDISCO

         For the 13 week period ended August 1, 2001, Meldisco had net sales of $323, gross profit of $160 and net income of $29. For the 13 week period ended July 26, 2000, Meldisco had net sales of $332, gross profit of $162 and net income of $30.

         For the 26 week period ended August 1, 2001, Meldisco had net sales of $611, gross profit of $296 and net income of $47. For the 26 week period ended July 26, 2000, Meldisco had net sales of $641, gross profit of $304 and net income of $49.

         BLUELIGHT.COM

         For the 13 week period ended August 1, 2001, BlueLight.com had net sales of $4, no gross profit, and a net loss of $25. For the 13 week period ended July 26, 2000, BlueLight.com had net sales of $1, gross profit of $1 and a net loss of $14.

         For the period from February 1, 2001 to July 31, 2001, BlueLight.com had net sales of $8, gross profit of $1 and a net loss of $55. For the 26 week period ended July 26, 2000, BlueLight.com had net sales of $1, gross profit of $1 and a net loss of $37.

         BlueLight.com's operations were fully consolidated into our financial statements commencing July 31, 2001.

11.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or thereafter. Also, in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material impact on our earnings or financial position.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

         We are currently assessing the impact that the application of the provisions of SFAS No. 143 will have on our Consolidated Financial Statements. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. Subsequent to the initial filing of this Quarterly Report on Form 10-Q, we early adopted the provisions of SFAS No. 144. There was no effect on the financial statements for the current 13 and 26 weeks ended August 1, 2001.

12.  OTHER COMMITMENTS AND CONTINGENCIES

         LEASE GUARANTEES

         As of August 1, 2001, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:

                                   Present Value of      Gross Future
                                     Future Lease           Lease
                                   Obligations @ 7%      Obligations
                                   ----------------      -----------
The Sports Authority, Inc.               $192               $325
Borders Group, Inc.                        92                156
OfficeMax, Inc.                            71                104
                                         ----               ----
Total                                    $355               $585
                                         ====               ====

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

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ITEM  2.

CHANGE IN ACCOUNTING POLICY AND OTHER ADJUSTMENTS

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

         Additionally, in January 2002, Kmart announced that we had received an anonymous letter sent to the Securities and Exchange Commission ("SEC"), our auditors and directors expressing concern with respect to various matters. Accordingly, the Board of Directors instructed that an internal investigation be undertaken under the supervision of the Audit Committee by outside legal counsel, with the assistance of independent accounting advisors. Based on the results of the investigation to date, as well as the results of our new management team's review of Kmart's accounting policies and methods, we concluded that (1) an adjustment should be made with respect to the accounting for up-front consideration in a transaction from a vendor which more appropriately should have been deferred and recognized over the life of the contract and (2) the recording of additional general liability reserves in the fourth quarter was more appropriately designated as a second quarter event. Accordingly, adjustments were made for such transactions, including restatements of previously reported quarterly financial statements for fiscal 2001 as reflected herein.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         The following table illustrates the effects of the accounting change and adjustments on the financial statements for the 13 and 26 weeks ended August 1, 2001.

                                                                     13 Weeks Ended August 1, 2001
                                          -----------------------------------------------------------------------------------
                                                                     Adjustments
                                                           -----------------------------
                                                                                                 Change in
                                          As previously      Up-front           General          accounting
                                            reported       consideration       liability           method         As restated
                                            --------       -------------       ---------           ------         -----------
Sales                                       $  8,917          $      0          $      0          $      0          $  8,917
Cost of sales, buying and occupancy         $  7,058          $     42          $      0          $    153          $  7,253
                                            --------          --------          --------          --------          --------
Gross margin                                $  1,859          ($    42)         $      0          ($   153)         $  1,664
Selling, general and
    administrative expenses                 $  1,787          $      0          $    167          $     58          $  2,012
Operating loss                              ($    20)         ($    42)         ($   167)         ($   211)         ($   440)
Net loss                                    ($    95)         ($    28)         ($   112)         ($   142)         ($   377)
                                            ========          ========          ========          ========          ========
Basic/Diluted loss per
    common share                            ($  0.19)         ($  0.06)         ($  0.23)         ($  0.29)         ($  0.77)
                                            ========          ========          ========          ========          ========


                                                                     26 Weeks Ended August 1, 2001
                                          -----------------------------------------------------------------------------------
                                                                     Adjustments
                                                           -----------------------------
                                                                                                  Change in
                                          As previously      Up-front           General          accounting
                                            reported       consideration       liability           method         As restated
                                            --------       -------------       ---------           ------         -----------
Sales                                       $ 17,254          $      0          $      0          $      0          $ 17,254
Cost of sales, buying and occupancy         $ 13,666          $     42          $      0          $    379          $ 14,087
                                            --------          --------          --------          --------          --------
Gross margin                                $  3,588          ($    42)         $      0          ($   379)         $  3,167
Selling, general and
    administrative expenses                 $  3,430          $      0          $    167          $    143          $  3,740
Operating (loss) income                     $     43          ($    42)         ($   167)         ($   522)         ($   688)
Net loss                                    ($   120)         ($    28)         ($   112)         ($   350)         ($   610)
                                            ========          ========          ========          ========          ========
Basic/Diluted loss per
    common share                            ($  0.25)         ($  0.06)         ($  0.23)         ($  0.71)         ($  1.25)
                                            ========          ========          ========          ========          ========


                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS

         The following table segregates operating (loss) income excluding non-comparable items from operating loss as reported in the Consolidated Statements of Operations, including pro forma disclosures for the effect of the change in accounting method related to fiscal year 2000:

                                                 13 WEEKS                                           26 WEEKS
                               ----------------------------------------------     ----------------------------------------------
                                  AUGUST 1,                                          AUGUST 1,
                                    2001          JULY 26,      JULY 26, 2000          2001          JULY 26,      JULY 26, 2000
($ MILLIONS)                   (AS RESTATED)        2000         (PRO FORMA)      (AS RESTATED)        2000         (PRO FORMA)
                               -------------        ----         -----------      -------------        ----         -----------
SALES                            $  8,917         $  8,998         $  8,998         $ 17,254         $ 17,193         $ 17,193

 COST OF SALES,
  BUYING AND OCCUPANCY              7,253            7,153            7,227           14,087           13,647           13,846
                                 --------         --------         --------         --------         --------         --------

GROSS MARGIN                        1,664            1,845            1,771            3,167            3,546            3,347

SELLING, GENERAL AND
  ADMINISTRATIVE                    2,012            1,726            1,759            3,740            3,307            3,398
                                 --------         --------         --------         --------         --------         --------

OPERATING (LOSS) INCOME
  EXCLUDING NON-COMPARABLE
    ITEMS                            (348)             119               12             (573)             239              (51)

CHARGE FOR BLUELIGHT.COM               92               --               --               92               --               --
CHARGE FOR EMPLOYEE
  SEVERANCE AND VERP                   --               --               --               23               --               --
STRATEGIC ACTIONS CHARGE               --              740              740               --              740              740
                                 --------         --------         --------         --------         --------         --------

OPERATING LOSS                   $   (440)        $   (621)        $   (728)        $   (688)        $   (501)        $   (791)
                                 ========         ========         ========         ========         ========         ========

SAME-STORE SALES %                    1.0%             0.7%             0.7%             1.3%             0.3%             0.3%

NET LOSS PER SHARE,
  INCLUDING NON-COMPARABLE
   ITEMS                         $  (0.90)        $  (1.29)        $  (1.51)        $ (1.41)#        $ (1.04)#        $  (1.64)
                                 ========         ========         ========         ========         ========         ========


         The information set forth below relating to Gross margin; Selling, general and administrative expenses; and Operating loss compares restated results for fiscal year 2001 with results, prepared on a pro forma basis giving effect to the change in accounting method, for the comparable periods in fiscal year 2000.

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

         GROSS MARGIN, decreased $107 to $1,664 for the 13 weeks ended August 1, 2001. Gross margin decreased $180 to $3,167 for the 26 weeks ended August 1, 2001. Gross margin, as a percentage of sales, was 18.7% and 19.7% for the 13 weeks ended August 1, 2001 and July 26, 2000, respectively. For the 26 week period ended August 1, 2001 and July 26, 2000, respectively, gross margin, as a percentage of sales, was 18.4% and 19.5%. The decrease in Gross margin, as a percentage of sales, is due primarily to price reductions from our BlueLight Always campaign, and to increased sales, as a percentage of total sales, of food and consumables which have a lower margin.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         The pro forma effect of the change in accounting on the interim results for fiscal year 2000 was to increase cost of goods sold by $74 and $199 for the 13 and 26 weeks ended July 26, 2000, respectively, and thereby reduce Gross margin, as a percentage of sales, from 20.5% to 19.7% for the 13 week period ended July 26, 2000 and from 20.6% to 19.5% for the 26 week period ended July 26, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES increased $253 to $2,012 for the 13 weeks ended August 1, 2001 and increased $342 to $3,740 for the 26 weeks ended August 1, 2001, respectively. SG&A, as a percentage of sales, were 22.6% and 19.6% for the 13 weeks ended August 1, 2001 and July 26, 2000, respectively. For the 26-week periods ended August 1, 2001 and July 26, 2000, respectively, SG&A expenses, as a percentage of sales, were 21.7% and 19.8%. The increase is due primarily to an increase in public liability reserves, an investment in store labor, an increase in utility expenses, and significant equity losses from our BlueLight.com subsidiary.

         The pro forma effect of the change in accounting on the interim results for fiscal year 2000 was to increase SG&A by $33 and $91 for the 13 and 26 weeks ended August 1, 2001, respectively.

         OPERATING LOSS for the 13 weeks ended August 1, 2001 was $348, or 3.9% of sales, as compared to operating income of $12, or 0.1% of sales, for the same period of the prior year. For the 26 week period ended August 1, 2001 operating loss was $573, or 3.3% of sales, as compared to $51, or 0.3% of sales, for the comparable period of the previous year.

         The pro forma effect of the change in accounting on the interim results for fiscal year 2000 was to decrease operating income by $107 to $12 for the 13 weeks ended July 26, 2000, and by $290 to an operating loss of $51 for the 26 weeks ended July 26, 2000.

         NET INTEREST EXPENSE for the 13 weeks ended August 1, 2001 and July 26, 2000 was $88 and $65, respectively. For the 26 week periods ended August 1, 2001 and July 26, 2000 net interest expense was $171 and $134, respectively. Net interest expense increased as a result of the issuance in January 2001 of $400 of 9.375% Notes due January 2006, the issuance in June 2001 of $430 of 9 7/8% Notes due June 2008 and increased borrowings under our Revolving Credit Agreement ("Revolver"). See "Liquidity and Financial Condition".

LIQUIDITY AND FINANCIAL CONDITION

         Our primary sources of working capital are cash flows from operations and borrowings under our credit facilities. We had working capital of $4,089, $3,733 and $3,825 at August 1, 2001, July 26, 2000 and January 31, 2001,
respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable (net inventory) and the level of store openings and closings. There were $764 borrowings outstanding under our $1.6 billion Revolver at the end of the second quarter of fiscal 2001. There were no borrowings under our existing credit facilities at the end of second quarter 2000.

         Net cash used for operating activities for the 26 weeks ended August 1, 2001 was $154 as compared to net cash provided by operating activities of $609 for the same period in 2000. The decrease in cash provided by operating activities as compared to the same period of the prior year was primarily the result of lower net earnings, excluding non-comparable items, and higher inventory purchases. Inventory increased by $452 during the first 26 weeks of fiscal year 2001 due to normal seasonal inventory fluctuations, to support our growing beauty and health care and consumables and edibles product lines, and to improve our overall in-stock position.

         Net cash used for investing activities was $696 for the 26 weeks ended August 1, 2001 compared to $389 for the same period in 2000. The increase in cash used for investing activities was primarily due to higher capital expenditures for point-of-sale equipment, new Kmart Supercenter stores and our investment in BlueLight.com.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         Net cash provided by financing activities was $869 for the 26 weeks ended August 1, 2001 compared to net cash used for financing activities of $231 for the comparable period in 2000. The increase in cash provided was primarily the result of the issuance of $430 of 9 7/8% Notes due June 2008 and increased borrowings under the Revolver, partially offset by the paydown of Collateralized Mortgage Backed Securities in July.

         In July 2001, we terminated the common stock repurchase program that was initiated in April 1999 and the trust convertible preferred securities repurchase program initiated in February 2000. We repurchased approximately 22 million shares of common stock at a cost of approximately $55 and $200 in fiscal years 2000 and 1999, respectively. Under the trust convertible preferred securities repurchase program, we repurchased approximately 2 million shares of trust convertible securities at a cost of approximately $84.

         On January 22, 2002 ("Petition Date"), subsequent to the initial filing of our Quarterly Financial Report for the 13 and 26 weeks ended August 1, 2001, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). We decided to seek judicial reorganization based upon a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter, the evaporation of the surety bond market and erosion of supplier confidence. Other factors include intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility. As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

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

          At the end of July, we acquired the remaining 40% interest in BlueLight.com, giving us control of the entity. To acquire the 40% interest, we issued $69 in shares of Kmart common stock and paid $16 in cash for a total purchase price of $85. In connection with the acquisition, the return of capital put rights were terminated, the related $62.5 liability was relieved, and the
4.4 million warrants for Kmart common stock issued to SOFTBANK (currently Mobius Venture Capital) and other investors were cancelled.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

          As a result of these activities, we recorded a $92 charge ($73 after-tax) this quarter. $41 of the charge related to the impairment of our investment in BlueLight.com. This charge was recorded based upon our revised cash flow projections for the business.

         Of the $51 restructuring charge, $29 related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which are in the headquarters of BlueLight.com, and will not be utilized in the restructured operations. This charge was recorded in accordance with SFAS No.
121. Liabilities for lease terminations, contract terminations and other costs totaling $22 were established as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. No costs were paid and charged against the liability during the quarter. Subsequent to the initial filing of this Quarterly Report on Form 10-Q, we adopted SFAS No. 144 retroactively to all periods in fiscal year 2001. The charge described herein was not affected by the adoption of SFAS No. 144.

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

CHARGE FOR EMPLOYEE SEVERANCE AND VERP

         During the first quarter of 2001, we realigned our organization around our three strategic imperatives: to dramatically improve retail execution to achieve World Class Execution throughout our business, to create a Customer Centric Culture so our behaviors are linked to serving our customers, and to aggressively pursue Sales and Marketing Opportunities to define a market position differentiating Kmart from our competitors. As a result of our realignment, our workforce was reduced by 350 employees in the first quarter through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax) which is included in our statement of operations in the line Charges for BlueLight.com and other. The charge relates to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Cash payments associated with these actions have aggregated $14. An additional $5 will be paid to employees in accordance with the terms of the related severance agreements. Benefit payments to employees accepting the VERP are paid from the Kmart Employee Pension Plan, except certain payments for highly compensated employees whom we pay directly.

2000 STRATEGIC ACTIONS CHARGE

In the second quarter of 2000, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart and Kmart Supercenter stores, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these actions, we recorded a pre-tax charge of $740 ($471 after tax) during the second quarter of 2000. $365 of the charge was included in Cost of sales, buying and occupancy in the Consolidated Statement of Operations and $375 of the charge was included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

OTHER MATTERS

         OTHER ADJUSTMENTS

         Included in 2001 operating results are adjustments to our asset and liability accounts that reduced operating results reported in 2001 by $15 in the first quarter and $21 in the second quarter. These adjustments were recorded when identified by the Company in the ordinary course of events and substantially relate to prior years.

         LEASE GUARANTEES

         We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations we guaranteed is approximately $355. Kmart's contingent obligation is dependent on the future operating results of the guarantees and is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the court.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This quarterly report, as well as other verbal or written statements or reports made by or on behalf of the Company, may contain or may incorporate material by reference which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. Our ability to achieve such results is subject to certain risks and uncertainties, including, but not limited to the following:

General Factors
- general economic and weather conditions, including those which affect buying patterns of our customers,
- changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,
-    the availability and the cost of various sources of capital,
-    competitive pressures and other third party actions,
- inability to timely acquire desired goods and/or fulfill labor needs at planned costs,
- ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,
-    regulatory and legal developments, and
-    other factors affecting business beyond our control.

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

(c)      Proposal 1

         Election of the following directors:

                                 Year When Term of          Votes for                Votes to Withhold
          Nominee                  Office Expires          The Nominee         Authority to Vote for Nominee
          -------                  --------------          -----------         -----------------------------
     Lilyan H. Affinito                 2004               374,322,006                   46,660,738
     Richard G. Cline                   2004               374,772,516                   46,210,228
     Charles C. Conaway                 2002               374,749,090                   46,233,654
     Willie D. Davis                    2004               374,322,553                   46,660,191
     Joseph P. Flannery                 2004               374,474,371                   46,508,373
     Richard J. Statuto                 2003               376,137,284                   44,845,460

         A plurality of the votes cast were in favor of all nominees, and they were therefore elected.

         Proposal 2

         The votes cast with respect to the proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants to examine the books and records of Kmart for fiscal 2001 were as follows:

                                       For         409,022,723
                                   Against           9,100,265
                                   Abstain           2,859,756


         A majority of the votes cast were in favor of proposal 2, and it was therefore passed.

         Proposal 3

         The votes cast with respect to the proposal that Kmart endorse the CERES Principles as a reasonable and beneficial component of our corporate commitment to be publicly accountable for environmental performance were as follows:

                                       For          27,707,514
                                   Against         261,497,931
                                   Abstain          16,052,302
                                   No Vote         115,724,997

         Less than 7% of the outstanding shares of common stock voted in favor of the proposal, and it was therefore not passed.

         Proposal 4

         The votes cast with respect to the stockholder proposal re: vendor standards were as follows:

                                       For          22,621,750
                                   Against         274,135,146
                                   Abstain           8,500,851
                                   No Vote         115,724,997

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

         Less than 7% of the outstanding shares of common stock voted in favor of the proposal, and it was therefore not passed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

                         Exhibit 10 - Amendment to Employment Agreement with Charles C. Conaway (A) (incorporated by reference to
                         Exhibit 10 to Kmart's Quarterly Report on Form 10-Q for the quarter ended August 1, 2001 filed on August 23,
                         2001)

                         Exhibit 10.1 - Amended and Restated Kmart Corporation Annual Incentive Bonus Plan (A) (incorporated by reference to Exhibit 10.1 to Kmart's Quarterly Report on Form 10-Q for the quarter ended August 1, 2001 filed on August 23, 2001)

                         Exhibit 18 - Preferability Letter from
                         PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 18 to Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002 filed on May 15,
                         2002)

         (A) This document is a management contract or compensation plan.

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



                                 Date:                    June 12, 2002
                                                        Kmart Corporation
                                              ----------------------------------
                                                           (Registrant)


                                 By:                     /s/ A. A. Koch
                                              ----------------------------------
                                                           A.A. Koch
                                                    CHIEF FINANCIAL OFFICER
                                                 (Principal Financial Officer)

                                                     /s/ Richard J. Noechel
                                              ----------------------------------
                                                       Richard J. Noechel
                                                 VICE PRESIDENT AND CONTROLLER
                                                 (Principal Accounting Officer)