Form 10-Q/A
period 2001-10-31
KMART CORP
filed 2002-06-12
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2001
                               ----------------

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

                           Yes      X       No
                                ---------       -------


As of October 31, 2001, 498,416,655 shares of Common Stock of Kmart Corporation were outstanding.

                                      INDEX

PART I                                   FINANCIAL INFORMATION                                                   PAGE
------                                   ---------------------                                                   ----
Item 1.                                  Financial Statements

                                         Consolidated Statements of Operations--                                   4
                                         13 and 39 weeks ended October 31, 2001 (restated) and
                                         October 25, 2000

                                         Consolidated Balance Sheets--                                             5
                                         October 31, 2001 (restated), October 25, 2000 and
                                         January 31, 2001

                                         Consolidated Statements of Cash Flows--                                   6
                                         39 weeks ended October 31, 2001 (restated) and
                                         October 25, 2000

                                         Notes to Consolidated Financial Statements                              7-14

Item 2.                                  Management's Discussion and Analysis of Results of                      15-25
                                         Operations and Financial Condition

PART II                                  OTHER INFORMATION
-------                                  -----------------

Item 6.                                  Exhibits and Reports on Form 8-K                                         26

                                         Signatures                                                               27


                              Explanatory Statement

         On January 22, 2002 ("Petition Date"), subsequent to the initial filing of our Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 31, 2001, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. Case No. 02 B 02474." We decided to seek judicial reorganization based upon a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter, the evaporation of the surety bond market and erosion of supplier confidence. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility. As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

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

         Our financial statements for the 13 and 39 weeks ended October 31, 2001 have been restated herein to reflect the change in accounting method and the foregoing adjustments. The pro forma effect of the change in accounting method on the financial statements for the 13 and 39 weeks ended October 25, 2000 is also presented herein.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                        13 WEEKS ENDED                    39 WEEKS ENDED
                                                                -----------------------------     -----------------------------
                                                                   OCTOBER 31,                     OCTOBER 31,
                                                                    2001                             2001
                                                                  (RESTATED,      OCTOBER 25,     (RESTATED,        OCTOBER 25,
                                                                  SEE NOTE 1)         2000         SEE NOTE 1)         2000
                                                                  -----------     -----------     ------------    -------------
Sales                                                             $  8,019        $  8,199        $ 25,273        $ 25,392
Cost of sales, buying and occupancy                                  6,434           6,518          20,521          20,530
                                                                  -----------     -----------     ------------    -------------
Gross margin                                                         1,585           1,681           4,752           4,862
Selling, general and administrative expenses                         1,826           1,697           5,566           5,379
Charges for BlueLight.com and other                                      5              --             120              --
                                                                  -----------     -----------     ------------    -------------
Loss before interest, income taxes and dividends
    on convertible preferred securities of subsidiary trust           (246)            (16)           (934)           (517)
Interest expense, net                                                   96              71             267             205
Income tax benefit                                                    (118)            (31)           (390)           (263)
Dividends on convertible preferred securities of subsidiary
 trust, net of income taxes of $6, $6, $18 and $18,
 respectively                                                           11              11              34              34
                                                                  -----------     -----------     ------------    -------------
Net loss                                                          $   (235)       $    (67)       $   (845)       $   (493)
                                                                  ===========     ===========     ============    =============

Basic/Diluted loss per common share                               $  (0.47)       $  (0.14)       $  (1.72)       $  (1.00)
                                                                  ===========     ===========     ============    =============

Basic/Diluted weighted average shares (millions)                     497.8           482.1           492.4           481.9

Pro forma amounts assuming the new accounting policy
was applied retroactively:
   Net loss                                                       $   (235)       $   (143)       $   (845)       $   (764)
                                                                  ===========     ===========     ============    =============
   Basic/Diluted loss per common share                            $  (0.47)       $  (0.29)       $  (1.72)       $  (1.56)
                                                                  ===========     ===========     ============    =============







          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                                           (UNAUDITED)
                                                                                 -------------------------------
                                                                                    OCTOBER 31,
                                                                                       2001
                                                                                    (RESTATED,      OCTOBER 25,      JANUARY 31,
                                                                                   SEE NOTE 1)          2000            2001
                                                                                 ----------------  -------------  ---------------
Current Assets:
    Cash and cash equivalents                                                     $          366    $       285    $         401
    Merchandise inventories                                                                8,318          7,878            6,412
    Other current assets                                                                     730            909              939
                                                                                 ----------------  -------------  ---------------
Total current assets                                                                       9,414          9,072            7,752

Property and equipment, net                                                                6,968          6,481            6,557
Other assets and deferred charges                                                            483            487              523
                                                                                 ----------------  -------------  ---------------
Total Assets                                                                      $       16,865    $    16,040    $      14,832
                                                                                 ================  =============  ===============

Current Liabilities:
   Long-term debt due within one year                                             $          478    $       295    $          68
   Trade accounts payable                                                                  3,686          2,555            2,159
   Accrued payroll and other liabilities                                                   1,131          1,515            1,587
   Taxes other than income taxes                                                             271            267              187
                                                                                 ----------------  -------------  ---------------
Total current liabilities                                                                  5,566          4,632            4,001

Long-term debt and notes payable                                                           3,310          2,835            2,084
Capital lease obligations                                                                    881            956              943
Other long-term liabilities                                                                  865            911              834
Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $898, $898 and $898, respectively)                                                       890            886              887
Common stock, $1 par value, 1,500,000,000 shares authorized;
    498,416,655, 483,391,211 and 486,509,736 shares outstanding,
    respectively                                                                             498            483              487
Capital in excess of par value                                                             1,682          1,567            1,578
Retained earnings                                                                          3,173          3,770            4,018
                                                                                 ----------------  -------------  ---------------
Total Liabilities and Shareholders' Equity                                        $       16,865    $    16,040    $      14,832
                                                                                 ================  =============  ===============



          See accompanying Notes to Consolidated Financial Statements.

                                KMART CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                          39 WEEKS ENDED
                                                                               -------------------------------------
                                                                                   OCTOBER 31,
                                                                                     2001
                                                                                  (RESTATED,           OCTOBER 25,
                                                                                  SEE NOTE 1)             2000
                                                                               ------------------   ----------------
CASH FLOW FROM OPERATING ACTIVITIES
      Net loss from continuing operations                                        $          (845)     $        (493)
      Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
           Restructuring, impairments and other charges                                      268                728
           Depreciation and amortization                                                     618                584
           Equity loss in unconsolidated subsidiaries                                         14                  2
           Dividends received from Meldisco                                                   51                 44
           Cash used for store closings                                                      (90)               (46)
           Increase in inventories                                                        (1,901)            (1,142)
           Increase in trade accounts payable                                              1,586                525
           Deferred income taxes and taxes payable                                          (348)              (357)
           Changes in other assets                                                            10               (134)
           Changes in other liabilities                                                      262                (34)
                                                                               ------------------   ----------------
      Net cash used for continuing operations                                               (375)              (323)
      Net cash used for discontinued operations                                              (67)               (75)
                                                                               ------------------   ----------------
Net cash used for operating activities                                                      (442)              (398)
                                                                               ------------------   ----------------

CASH FLOW FROM INVESTING ACTIVITIES
      Capital expenditures                                                                (1,084)              (699)
      Investment in BlueLight.com                                                            (45)               (55)
                                                                               ------------------   ----------------
Net cash used for investing activities                                                    (1,129)              (754)
                                                                               ------------------   ----------------

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                                       1,887              1,366
      Issuance of common shares                                                               40                 41
      Purchase of convertible preferred securities of subsidiary trust                         -                (84)
      Purchase of common shares                                                                -                (56)
      Payments on debt                                                                      (275)               (61)
      Payments on capital lease obligations                                                  (62)               (58)
      Payments of dividends on preferred securities of subsidiary trust                      (54)               (55)
                                                                               ------------------   ----------------
Net cash provided by financing activities                                                  1,536              1,093
                                                                               ------------------   ----------------

Net decrease in cash and cash equivalents                                                    (35)               (59)
Cash and cash equivalents, beginning of year                                                 401                344
                                                                               ------------------   ----------------
Cash and cash equivalents, end of period                                         $           366      $         285
                                                                               ==================   ================







          See accompanying Notes to Consolidated Financial Statements.
                                       6

                                KMART CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.  RESTATEMENT OF FINANCIAL STATEMENTS

        On January 22, 2002, subsequent to the initial filing of our Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 31, 2001, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). A more detailed discussion of our Chapter 11 filing is included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2002.

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

        Our financial statements for the 13 and 39 weeks ended October 31, 2001 have been restated to reflect the change in accounting method and the foregoing adjustments. The pro forma effect of the change in accounting method on the financial statements for the 13 and 39 weeks ended October 25, 2000 is also presented herein.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         The following table illustrates the effects of the accounting change and adjustments on the financial statements for the 13 and 39 weeks ended October 31, 2001.

                                                             13 Weeks Ended October 31, 2001
                                     --------------------------------------------------------------------------------
                                                              Adjustments
                                                     ------------------------------
                                                                                       Change in
                                      As previously      Up-front         General     accounting
                                        reported      consideration      liability      method           As restated
                                     --------------------------------------------------------------------------------
Sales                                       $8,019              $0             $0              $0           $8,019
Cost of sales, buying and
  occupancy                                 $6,425            ($15)            $0             $24           $6,434
                                     --------------- ---------------- ------------- ---------------- ----------------
Gross margin                                $1,594             $15             $0            ($24)          $1,585
Selling, general and
   administrative expenses                  $1,818              $0             $0              $8           $1,826

Operating (loss) income                      ($229)            $15             $0            ($32)           ($246)

Net (loss) income                            ($224)            $10             $0            ($21)           ($235)
                                     ================================================================================
Basic/Diluted (loss) earnings per
   common share                             ($0.45)          $0.02             $0          ($0.04)          ($0.47)
                                     ================================================================================



                                                             39 Weeks Ended October 31, 2001
                                     --------------------------------------------------------------------------------
                                                              Adjustments
                                                     ------------------------------
                                                                                          Change in
                                      As previously      Up-front         General        accounting
                                        reported      consideration      liability         method        As restated
                                     --------------------------------------------------------------------------------
Sales                                      $25,273              $0             $0                $0        $25,273
Cost of sales, buying and
 occupancy                                 $20,091             $27             $0              $403        $20,521
                                     --------------------------------------------------------------------------------
Gross margin                                $5,182            ($27)            $0             ($403)        $4,752
Selling, general and
   administrative expenses                  $5,248              $0           $167              $151         $5,566

Operating loss                               ($186)           ($27)         ($167)            ($554)         ($934)

Net loss                                     ($344)           ($18)         ($112)            ($371)         ($845)
                                     ================================================================================
Basic/Diluted loss per common
 share                                      ($0.70)         ($0.04)        ($0.23)           ($0.75)        ($1.72)
                                     ================================================================================

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

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

3.   LOSS PER SHARE

                                                              13 Weeks Ended                      39 Weeks Ended
                                                        ----------------------------    ----------------------------------
                                                         October 31,                      October 31,
                                                            2001                            2001
                                                         (Restated,      October 25,     (Restated,           October 25,
                                                         see Note 1)        2000         see Note 1)             2000
                                                       --------------   ------------    --------------       -------------
Net Loss                                                $  (235)          $   (67)           $  (845)           $ (493)
Add: Discount on redemption of
  preferred securities, net                                   -                 1                  -                10
Adjusted net loss available to
  common shareholders                                   $  (235)          $   (66)           $  (845)           $ (483)

Basic/Diluted weighted average
  shares (millions)                                       497.8             482.1              492.4             481.9
                                                        =============   ============    ==============       ==============
Basic/Diluted loss per common share                     $ (0.47)          $ (0.14)           $ (1.72)          $ (1.00)
                                                        =============   ============    ==============       ==============



     In each period, certain outstanding stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. As of October 31, 2001, options to purchase 58.8 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from the 13 and 39 week calculations. As of October 25, 2000, options to purchase 46.8 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from the 13 and 39 week calculations. The calculations also exclude the effect of trust convertible preferred securities and written put options. For the 13 and 39 week periods ended October 31, 2001, diluted shares outstanding exclude approximately 59.9 million common shares from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect. For the 13 and 39 week periods ended October 25, 2000, diluted shares outstanding exclude approximately 60.2 million and 61.3 million common shares, respectively, from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect. For the 39 week period ended October 25, 2000, diluted shares outstanding exclude approximately 0.5 million common shares from the potential conversion of written put options due to their anti-dilutive effect.

4.   INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of our inventory is accounted for using the last-in, first-out ("LIFO") method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim consolidated financial statements. Inventories valued on LIFO at October 31, 2001, October 25, 2000 and January 31, 2001 were $194, $202 and $194 lower, respectively, than the amounts that would have been reported under the first-in, first-out method.

5.   INTEREST INCOME

         Interest income is included in the line Interest expense, net in the Consolidated Statements of Operations. For the 13 week periods ended October 31, 2001 and October 25, 2000 interest income was $1 and $8, respectively. For the 39 week periods ended October 31, 2001, and October 25, 2000 interest income was $3 and $15, respectively.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

6.  RESTRUCTURINGS

        SUPPLY CHAIN OPERATIONS

        On September 6, 2001 we announced that we would restructure certain aspects of our supply chain infrastructure, including the reconfiguration of our distribution center network and implementation of new operating software across our supply chain. Completion of these actions is expected by the end of the second quarter of 2002. In conjunction with these actions, we will record special charges totaling $189 ($120 after-tax), of which $148 ($94 after-tax) is recorded in the third quarter.

        We recorded a $92 charge related to the planned disposal of supply chain software and hardware and other assets that will no longer be utilized, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As certain components of our supply chain software will continue to be utilized until replaced, depreciation will be accelerated to reflect the revised useful lives and these assets will be fully-amortized by mid-2002. In the third quarter we recorded a charge of $9 related to the accelerated depreciation on these assets. The expected incremental depreciation aggregates $14 in the fourth quarter of 2001, and $27 in 2002. Subsequent to the initial filing of this Form 10-Q, we early adopted the provisions of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," retroactively for all periods in 2001. The charge described herein was not affected by this retroactive adoption.

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

                                                        Cost of
                                                         sales,
                                                       buying and
                                                       occupancy           SG&A             Total
                                                    --------------    -------------    --------------
Lease obligations                                    $         37      $         -      $         37
Accelerated depreciation of software                            9                -                 9
Asset impairment                                                5               87                92
Contractual employment obligations                             10                -                10
                                                    --------------    -------------    --------------
Total                                                $         61      $        87      $        148
                                                    ==============    =============    ==============

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

         BLUELIGHT.COM

         We recorded a $92 charge ($73 after-tax) related to our e-commerce site, BlueLight.com, in the second quarter, comprised of $41 for the impairment of our investment in BlueLight.com and $51 for the restructuring of our e-commerce business. These charges are included in the line Charges for BlueLight.com and other in the Consolidated Statements of Operations.

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

         During the third quarter, we continued executing our restructuring plan, including formally communicating to 114 employees at the BlueLight.com headquarters expected severance dates and the severance benefit amount they will receive when they are terminated. In conjunction with this communication, we recorded an additional $5 ($3 after-tax) charge to provide for these costs. These charges are included in the line Charges for BlueLight.com and other in the Consolidated Statements of Operations. Seventy-three employees were terminated during the quarter.

         We also outsourced the hosting of our site, fulfillment of e-commerce orders and all related customer service. We have substantially completed our restructuring plan and expect to accomplish the remaining steps in the fourth quarter of this year.

         Subsequent to the initial filing of this Quarterly Report on Form 10-Q, we early adopted the provisions of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," retroactively for all periods in 2001. The charge described herein was not affected by this retroactive adoption.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

         The following table provides information regarding liabilities established during the 39 week periods ending October 31, 2001 and October 25, 2000, with respect to the fiscal year 2000 strategic actions charge, the fiscal year 2001 BlueLight.com restructuring charge and the fiscal year 2001 supply chain restructuring charge. The liabilities aggregated $213 and $288 at October 31, 2001 and October 25, 2000, respectively.

                                                                 39 Weeks Ended
                                       ----------------------------------------------------------------
                                                        October 31,                         October 25,
                                                            2001                                2000
                                       -----------------------------------------------      -----------
                                         2001          2001         2000                         2000
                                        Supply      BlueLight     Strategic                   Strategic
                                        Chain         .com         Actions       Total         Actions
                                        -----         ----         -------       -----         -------
Balance, beginning of period            $ --          $ --          $177          $177          $ --
Additions charged to earnings:
  Second quarter                          --            92            --            92           740
  Third quarter                          148             5            --           153            --
                                        ----          ----          ----          ----          ----
Total Additions                          148            97            --           245           740

Reductions:
  Cash payments:
    Lease obligations                     --             1            31            32            --
    Employee costs                        --             3            --             3            --
    Contractual obligations               --             2            --             2            --
    Other costs                           --             1            --             1            --
  Non-cash reductions:
    Adjustments                           --            --            --            --            12
    Asset writedowns                     101            70            --           171           440
                                        ----          ----          ----          ----          ----
Balance, end of period                  $ 47          $ 20          $146          $213          $288
                                        ====          ====          ====          ====          ====


7.  OTHER CHARGES

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

9.  EFFECTIVE TAX RATE

         The effective tax benefit rates for the 13 and 39 week periods ended October 31, 2001, as restated, were 34.5% and 32.5%, respectively. In 2001, the actual tax benefit rates are lower than the statutory rate due to the preclusion of recording certain tax benefits related to our acquisition of the remaining interest in BlueLight.com.

10. INVESTMENTS IN AFFILIATED RETAIL COMPANIES

         MELDISCO

         For the 13 week period ended October 31, 2001, Meldisco had net sales of $293, gross profit of $138 and net income of $22. For the 13 week period ended October 25, 2000, Meldisco had net sales of $305, gross profit of $144 and net income of $23.

         For the 39 week period ended October 31, 2001, Meldisco had net sales of $904, gross profit of $434 and net income of $69. For the 39 week period ended October 25, 2000, Meldisco had net sales of $946, gross profit of $448 and net income of $72.

         BLUELIGHT.COM

         For the 13 week period ended October 25, 2000, BlueLight.com had net sales of $2, no gross profit and a net loss of $21.

         For the period from February 1, 2001 to July 31, 2001, BlueLight.com had net sales of $8, gross profit of $1 and a net loss of $55. For the 39 week period ended October 25, 2000, BlueLight.com had net sales of $3, gross profit of $1 and a net loss of $58.

         BlueLight.com's operations were fully consolidated into our financial statements commencing July 31, 2001.

11. NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," effective for all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or thereafter. Also, in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material impact on our earnings or financial position. We are currently assessing the impact that the application of the provisions of SFAS No. 143 will have on our Consolidated Financial Statements. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. Subsequent to the initial filing of this Quarterly Report on Form 10-Q, we early adopted the provisions of SFAS No. 144. There was no effect on the financial statements for the 13 and 39 weeks ended October 31, 2001.

                                KMART CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

12. SHARE REPURCHASE PROGRAMS

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

13. OTHER COMMITMENTS AND CONTINGENCIES

         LEASE GUARANTEES

         As of October 31, 2001, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:

                                  Present Value of      Gross Future
                                    Future Lease            Lease
                                   Obligations @ 7%     Obligations
                                  -----------------     -----------
The Sports Authority, Inc.               $188               $318
Borders Group, Inc.                        90                153
OfficeMax, Inc.                            69                101
                                         ----               ----

Total                                    $347               $572
                                         ====               ====


         Kmart's contingent obligation is dependent on the future operating results of the guarantees and is subject to settlement under a plan of reorganization to be voted upon by the creditors and equity holders and approved by the court. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable.

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

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         The following tables illustrate the effects of the accounting change and adjustments on the financial statements for the 13 and 39 weeks ended October 31, 2001.


                                                                    13 Weeks Ended October 31, 2001
                                        -------------------------------------------------------------------------------------
                                                                     Adjustments
                                                          ------------------------------
                                                                                                  Change in
                                         As previously        Up-front          General          accounting
                                            reported       consideration       liability           method         As restated
                                            --------       -------------       ---------           ------         -----------
Sales                                       $  8,019          $      0          $      0          $      0          $  8,019
Cost of sales, buying and occupancy
                                            $  6,425          ($    15)         $      0          $     24          $  6,434
                                            --------          --------          --------          --------          --------
Gross margin                                $  1,594          $     15          $      0          ($    24)         $  1,585
Selling, general and
    administrative expenses                 $  1,818          $      0          $      0          $      8          $  1,826
Operating (loss) income                     ($   229)         $     15          $      0          ($    32)         ($   246)
Net (loss) income                           ($   224)         $     10          $      0          ($    21)         ($   235)
                                            ========          ========          ========          ========          ========
Basic/Diluted (loss) earnings
    per common share                        ($  0.45)         $   0.02          $      0          ($  0.04)         ($  0.47)
                                            ========          ========          ========          ========          ========


                                                                    39 Weeks Ended October 31, 2001
                                        -------------------------------------------------------------------------------------
                                                                     Adjustments
                                                          ------------------------------
                                                                                                  Change in
                                         As previously        Up-front          General          accounting
                                            reported       consideration       liability           method         As restated
                                            --------       -------------       ---------           ------         -----------
Sales                                       $ 25,273          $      0          $      0          $      0          $ 25,273
Cost of sales, buying and occupancy         $ 20,091          $     27          $      0          $    403          $ 20,521
                                            --------          --------          --------          --------          --------
Gross margin                                $  5,182          ($    27)         $      0          ($   403)         $  4,752
Selling, general and
    administrative expenses                 $  5,248          $      0          $    167          $    151          $  5,566
Operating loss                              ($   186)         ($    27)         ($   167)         ($   554)         ($   934)
Net loss                                    ($   344)         ($    18)         ($   112)         ($   371)         ($   845)
                                            ========          ========          ========          ========          ========
Basic/Diluted loss per
   common share                             ($  0.70)         ($  0.04)         ($  0.23)         ($  0.75)         ($  1.72)
                                            ========          ========          ========          ========          ========


                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS

         The following table segregates operating (loss) income excluding non-comparable items from operating loss as reported in the Consolidated Statements of Operations. Information is also provided concerning the pro forma effect of the change in accounting method on the comparable periods in fiscal year 2000.

                                                  13 WEEKS                                         39 WEEKS
                               -----------------------------------------------  -----------------------------------------------
                                 OCTOBER 31,                     OCTOBER 25,      OCTOBER 31,                     OCTOBER 25,
                                     2001       OCTOBER 25,         2000              2001        OCTOBER 25,         2000
                               (as restated)        2000         (pro forma)     (as restated)       2000          (pro forma)
                               --------------  --------------  ---------------  --------------  --------------   --------------
Sales                            $  8,019         $  8,199         $  8,199         $ 25,273         $ 25,392         $ 25,392

 Cost of sales,
  buying and occupancy              6,373            6,518            6,595           20,460           20,165           20,441
                                 --------         --------         --------         --------         --------         --------

Gross margin                        1,646            1,681            1,604            4,813            5,227            4,951

Selling, general and
  administrative                    1,739            1,709            1,745            5,479            5,016            5,143
                                 --------         --------         --------         --------         --------         --------

Operating (loss) income
  excluding non-comparable
    items                             (93)             (28)            (141)            (666)             211             (192)

Charge for supply chain
  restructuring                       148               --               --              148               --               --
Charge for BlueLight.com                5               --               --               97               --               --
Charge for employee
  severance and VERP                   --               --               --               23               --               --
Strategic actions                      --              (12)             (12)              --              728              728
                                 --------         --------         --------         --------         --------         --------

Operating loss                   $   (246)        $    (16)        $   (129)        $   (934)        $   (517)        $   (920)
                                 ========         ========         ========         ========         ========         ========

Same-store sales %                   (1.5%)            1.4%             1.4%             0.4%             0.7%             0.7%

Net loss per share
  including non-comparable
  items                          $  (0.47)        $  (0.14)        $  (0.29)        $  (1.72)        $  (1.00)        $  (1.56)
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

         SALES for the 13 weeks ended October 31, 2001 were $8,019, a decrease of 2.2% from sales of $8,199 for the 13 weeks ended October 25, 2000. Sales for the 39 weeks ended October 31, 2001 were $25,273, a decrease of 0.5% from sales of $25,392 for the 39 weeks ended October 25, 2000. The decrease in total sales is due in part to the reduction in the number of Kmart stores from 2,163 at October 25, 2000 to 2,113 at October 31, 2001. Same-store sales decreased 1.5% for the 13 week period ended October 31, 2001 and increased 0.4% for the 39 week period ended October 31, 2001. The decrease in same-store sales for the 13 weeks ended October 31, 2001 is due primarily to the effect of prior year clearance sales of discontinued merchandise, the deflationary effect of our BlueLight Always program, under which we lowered prices on approximately 30,000 high-frequency items, and fewer sales transactions due to reduced promotional activity. Same-store sales include sales of all stores open, that have been open for greater than 13 full months.

         Divisions showing particular strength on a year-to-date basis included pharmacy, beauty and health care, home entertainment and food and consumables. We opened 16 stores and closed 8 stores during the 39 weeks ended October 31, 2001.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         GROSS MARGIN increased $42 to $1,646, for the 13 weeks ended October 31, 2001, from $1,604 for the 13 weeks ended October 25, 2000. Gross margin, as a percentage of sales, was 20.5% and 19.6% for the 13 weeks ended October 31, 2001 and October 25, 2000, respectively. The increase in gross margin is primarily attributable to an increase in vendor allowances, unfavorable prior year distribution center physical inventory results, and lower food and consumables distribution costs under our arrangement with Fleming, partially offset by lower margin attributable to the BlueLight Always program, and an increase in sales, as a percentage of total sales, of food and consumables, which carry a lower margin.

         For the 39 week period ended October 31, 2001, gross margin decreased $138 to $4,813 from $4,951 for the 39 week period ended October 25, 2000. Gross margin, as a percentage of sales, was 19.0% and 19.5% for the 39 week periods ended October 31, 2001 and October 25, 2000, respectively. The decrease in gross margin is attributable to the pricing effects of our BlueLight Always program and an increase in sales, as a percentage of total sales, of food and consumables, which carry a lower margin, partially offset by an increase in vendor allowances, reduced store shrinkage, unfavorable prior year distribution center physical inventory results and lower distribution costs under our arrangement with Fleming.

         The pro forma effect of the change in accounting on the interim results for fiscal year 2000 was to increase cost of goods sold by $77 and $276 for the 13 and 39 weeks ended October 25, 2000, respectively, and, thereby, reduce Gross margin, as a percentage of sales, from 20.5% to 19.6% for the 13 week period ended October 25, 2000 and from 20.6% to 19.5% for the 39 week period ended October 25, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") decreased $6 for the 13 weeks ended October 31, 2001 to $1,739, or 21.7% of sales, from $1,745, or 21.3% of sales, for the 13 weeks ended October 25, 2000. The decrease in SG&A primarily relates to a decrease in advertising, net of co-op allowances, partially offset by wage rate increases and additional investment in store labor.

         SG&A expenses increased $336 for the 39 weeks ended October 31, 2001 to $5,479, or 21.7% of sales, from $5,143, or 20.3% of sales, for the 39 weeks ended October 25, 2000. The increase is due primarily to increased expenses for general liability claims as reserves were increased in the second quarter of fiscal year 2001 following significant analysis and actuarial studies, wage rate increases, and additional investment in store labor and utility rate increases, which were partially offset by reductions in advertising costs.

         The pro forma effect of the change in accounting on the interim results for fiscal year 2000 was to increase SG&A by $36 and $127 for the 13 and 39 weeks ended October 25, 2000, respectively.

         OPERATING LOSS for the 13 weeks ended October 31, 2001 was $93, or 1.2% of sales, as compared to an operating loss of $141, or 1.7% of sales, for the same period of the prior year. The decrease in the loss is primarily due to increased vendor allowances. For the 39 week period ended October 31, 2001, operating loss was $666, or 2.6% of sales, as compared to $192, or 0.8% of sales, for the comparable period of the previous year. The increase in the loss for the 39 weeks ended October 31, 2001 is primarily related to the pricing effects of our BlueLight Always program and an increase in sales, as a percentage of total sales, of food and consumables, which carry a lower margin, and increased expenses for general liability claims as reserves were increased by approximately $167 in the second quarter of fiscal year 2001 following significant analysis and actuarial studies.

         NET INTEREST EXPENSE for the 13 weeks ended October 31, 2001 and October 25, 2000 was $96 and $71, respectively. For the 39 week periods ended October 31, 2001 and October 25, 2000, net interest expense was $267 and $205, respectively. Net interest expense increased as a result of the issuance in January 2001 of $400 of 9.375% Notes due January 2006, the issuance in June 2001 of $430 of 9 7/8% Notes due June 2008 and increased borrowings under our Revolving Credit Agreement ("Revolver"). See "Liquidity and Financial Condition."

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

LIQUIDITY AND FINANCIAL CONDITION

         Our primary sources of working capital are cash flows from operations and borrowings under our credit facilities. We had working capital of $3,849, $4,440 and $3,751 at October 31, 2001, October 25, 2000 and January 31, 2001,
respectively. Working capital fluctuates in relation to profitability, seasonal inventory levels net of trade accounts payable (net inventory) and the level of store openings and closings. There were $1.46 billion borrowings outstanding under our $1.60 billion Revolver at the end of the third quarter of fiscal 2001. There were $1.37 billion borrowings outstanding under our existing credit facilities at the end of the third quarter of fiscal 2000.

         Net cash used for operating activities for the 39 weeks ended October 31, 2001 was $442 as compared to net cash used for operating activities of $398 for the same period in 2000. The increase in cash used for operating activities as compared to the same period of the prior year was primarily the result of lower net earnings, excluding non-comparable items, and higher inventory purchases. Inventory increase by $1,906 during the first 39 weeks of fiscal year 2001 due to seasonal inventory fluctuations and actions taken to improve our overall in-stock position.

         Net cash used for investing activities was $1,129 for the 39 weeks ended October 31, 2001 compared to $754 for the same period in 2000. The increase in cash used for investing activities was primarily due to higher capital expenditures for the expansion of Kmart stores to Kmart Super Centers, construction of new Kmart Super Centers, expansion of midways to provide easier traffic flow for our customers and to increase visibility of promotional items and an investment in point-of-sale equipment.

         Net cash provided by financing activities was $1,536 for the 39 weeks ended October 31, 2001 compared to net cash provided by financing activities of $1,093 for the comparable period in 2000. The increase in cash provided was primarily the result of the issuance of $430 of 9 7/8% Notes due June 2008 and increased borrowings under the Revolver partially offset by the pay down of $262 Collateralized Mortgage Backed Securities in July.

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

On November 15, 2001, we signed an agreement for the renewal of our unsecured 364-Day Credit Facility ("Facility") for the amount of $400. The Facility is scheduled to fund concurrent with the expiration of the current facility on or before December 2, 2001.

         On January 22, 2002 ("Petition Date"), subsequent to the initial filing of our Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 31, 2001, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). We decided to seek judicial reorganization based upon a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter, the evaporation of the surety bond market and erosion of supplier confidence. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility. As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

DESCRIPTION OF NON-COMPARABLE ITEMS

         During the first nine months of fiscal years 2000 and 2001, we have instituted certain restructuring actions to improve our operations. These actions are summarized below:

SUPPLY CHAIN OPERATIONS

         On September 6, 2001 we announced that we would restructure certain aspects of our supply chain operations. This restructuring program focuses on the supply chain infrastructure, including the reconfiguration of our distribution center ("DC") network and implementation of new operating software across our supply chain. As a result of these actions, we recorded a pre-tax charge of $148 during the third quarter of 2001.

         Reconfiguration of the distribution center network entails the replacement of two aging distribution centers with two state-of-the-art facilities. The existing distribution centers are not properly fitted for softline DC operations and require significant investment to upgrade. Replacing the facilities will enable increased throughput and quicker inventory turns. In addition, the distribution of slower-moving goods are being centralized at one newly designated center, to improve efficiency across all other centers and facilitate the expansion of our BlueLight Always campaign. During the third quarter we recorded a pre-tax charge of $37 for a reserve for future lease obligations related to the closing of the two aging distribution centers and a $10 charge to provide for contractual employee obligations. These charges are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations. There were no reductions to the reserve during the third quarter. We recorded an $87 charge for the disposal of computer equipment and software, leasehold improvements and other assets that will no longer be utilized. These charges are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. In addition, we recorded a $5 charge for other supply chain assets which are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations.

         New real-time distribution software will be implemented across our supply chain improving product flow and efficiency while enabling a world class distribution network. The current warehouse management software system does not provide adequate performance reporting and is not cost effective to upgrade. Due to increased efficiency associated with the new software we will be able to increase productivity through improved cube management while reducing labor costs. Completion of the implementation is expected by the end of the second quarter of fiscal 2002. The existing supply chain software will continue to be utilized until replaced in 2002. Depreciation will be accelerated to reflect the remaining revised useful lives. We recorded a charge of $9 related to the accelerated depreciation for these assets in the third quarter. These charges are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         As a result of these actions we expect earnings before income taxes to increase by approximately $15 per year. These savings will be achieved through reductions in labor costs, depreciation expense and maintenance costs, and increased productivity.

         The following table summarizes the significant components and presentation, in the Consolidated Statements of Operations, of the charge for the restructuring of our supply chain operations during the third quarter of 2001.

                                            Cost of
                                             sales,
                                           buying and
(in millions)                              occupancy        SG&A          Total
                                           ----------       ----          -----
Lease obligations                             $ 37          $ --          $ 37
Accelerated depreciation of software             9            --             9
Asset impairment                                 5            87            92
Contractual employment obligations              10            --            10
                                              ----          ----          ----
Total                                         $ 61          $ 87          $148
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

         As a result of these activities, we recorded a $92 charge ($73 after-tax) in the second quarter. Of the charge, $41 related to the impairment of our investment in BlueLight.com, which was written down to fair value. This charge was recorded based upon our revised cash flow projections for the business in accordance with SFAS No. 121. The remaining $51 of the charge related to the restructuring of our e-commerce business.

         Of the $51 restructuring charge, $29 related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which were in the headquarters of BlueLight.com, and have not been utilized in the restructured operations. This charge was recorded in accordance with SFAS No. 121. Liabilities for lease terminations, contract terminations and other costs totaling $22 were established as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. During the quarter, $5 has been paid and charged against the liability. Subsequent to the initial filing of this Quarterly Report on Form 10-Q, we adopted SFAS No. 144 retroactively to all periods in fiscal year 2001. The charge described herein was not affected by the adoption of SFAS No. 144.

         During the third quarter, we continued executing our restructuring plan, including formally communicating severance benefits to 114 employees at the BlueLight.com headquarters and terminating seventy-three of those employees during the quarter. We recorded an additional $5 ($3 after-tax) charge to provide for these costs, $2 of which has been paid and charged against the liability during the quarter.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         We also outsourced the hosting of our site, fulfillment of e-commerce orders and all related customer service. We have substantially completed our restructuring plan and expect to accomplish the remaining steps in the fourth quarter of fiscal year 2001. We expect the restructuring will reduce the operating costs of BlueLight.com by over 80%, which will improve our e-commerce results of operations by over $30 in 2002 from 2001 levels.

         All charges for the restructuring and impairment of the investment are included in the line Charges for BlueLight.com and other in the Consolidated Statements of Operations. The results of BlueLight.com's operations are fully consolidated in our financial statements commencing July 31, 2001.

EMPLOYEE SEVERANCE AND VERP

         During the first quarter of 2001, we realigned our organization around our three strategic imperatives: to dramatically improve retail execution to achieve World Class Execution throughout our business, to create a Customer Centric Culture so our behaviors are linked to serving our customers, and to aggressively pursue Sales and Marketing Opportunities to define a market position differentiating Kmart from our competitors. As a result of our realignment, our workforce was reduced by 350 employees in the first quarter through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax) which is included in our Consolidated Statements of Operations in the line Charges for BlueLight.com and other. The charge relates to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Payments associated with these actions have aggregated $16. An additional $3 will be paid to employees in accordance with the terms of the related severance agreements. Benefit payments to employees accepting the VERP are paid from the Kmart Employee Pension Plan, except certain payments for highly compensated employees which we pay directly.

2000 STRATEGIC ACTIONS

         In the second quarter of 2000, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart and Kmart Super Center stores, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these actions, we recorded a pre-tax charge of $740 ($471 after-tax) during the second quarter of 2000. During the third quarter of fiscal year 2000, we reduced this charge by $12 ($8 after-tax) due to reducing the number of scheduled store closings from 72 to 69, thus reducing the reserve for closed stores from $300 to $288. There were no other adjustments to the reserve during the period.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         The impact of these restructuring charges on our effective tax rate for the 13 and 39 week periods ended October 31, 2001 is summarized in the following tables.

                                                                       13 Weeks ended October 31, 2001
                                                           ---------------------------------------------------
                                                              As         BlueLight      Supply       Excluding
                                                           Restated        .com          Chain        Charges
                                                           --------        ----          -----        -------
Loss before interest, income tax and dividends on
  convertible preferred securities of subsidiary trust       $(246)        $  (5)        $(148)        $ (93)
Interest expense, net                                           96            --            --            96
Income tax benefit                                            (118)           (2)          (54)          (62)
Dividends on convertible preferred securities of
  subsidiary trust, net of income taxes                         11            --            --            11
                                                             -----         -----         -----         -----
Net loss                                                     $(235)        $  (3)        $ (94)        $(138)
                                                             =====         =====         =====         =====
Effective tax benefit rate                                    34.5%         36.5%         36.5%         33.0%
                                                             =====         =====         =====         =====

                                                                            39 Weeks ended October 31, 2001
                                                           -----------------------------------------------------------------
                                                              As         BlueLight      Supply         Other       Excluding
                                                           Restated        .com          Chain        Charges       Charges
                                                           --------        ----          -----        -------       -------
Loss before interest, income tax and dividends on
  convertible preferred securities of subsidiary trust       $(934)        $ (97)        $(148)        $ (23)        $(666)
Interest expense, net                                          267            --            --            --           267
Income tax benefit                                            (390)          (20)          (54)           (8)         (308)
Dividends on convertible preferred securities of
  subsidiary trust, net of income taxes                         34            --            --            --            34
                                                             -----         -----         -----         -----         -----
Net loss                                                     $(845)        $ (77)        $ (94)        $ (15)        $(659)
                                                             =====         =====         =====         =====         =====
Effective tax benefit rate                                    32.5%         21.1%         36.5%         33.0%         33.0%
                                                             =====         =====         =====         =====         =====


OTHER MATTERS

         OTHER ADJUSTMENTS

         Included in 2001 quarterly operating results are amounts related to adjustments to our asset and liability accounts that reduced operating results reported in 2001 by $15 in the first quarter, $21 in the second quarter, and $2 in the third quarter. These adjustments were recorded when identified by the Company in the ordinary course of events and substantially relate to prior years.

         LEASE GUARANTEES

         We have guaranteed leases for properties operated by certain former subsidiaries including Borders Group, Inc., OfficeMax, Inc., and The Sports Authority, Inc. The present value of the lease obligations we guaranteed is approximately $347. Kmart's contingent obligation is dependent on the future operating results of the guarantees and is subject to settlement under a plan of reorganization to be voted upon by the creditors and equity holders and approved by the court.

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

                                KMART CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION (CONTINUED)
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This quarterly report, as well as other statements or reports made by or on behalf of Kmart, may contain or may incorporate by reference which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Kmart operations and business environment which may cause the actual results of Kmart to be materially different from any future results, express or implied, by such forward-looking statements include, but are not limited to, the following:

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

         Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated will be realized or that they will have the expected effects on our business or operations. The forward-looking statements contained herein or otherwise that we make, or are made on our behalf, speak only as of the date of this report, or if not contained herein, as of the date when made, and we do not undertake to update these risk factors.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 10 -    Special Supplemental Executive Retirement Plan (A)
                         (incorporated by reference to Exhibit 10 to Kmart's
                         Quarterly Report on Form 10-Q for the quarter ended
                         October 31, 2001 filed on November 27, 2001)

         Exhibit 10.1 -  Long Term Cash Incentive Plan (A) (incorporated by reference to Exhibit 10.1 to Kmart's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001 filed on November 27, 2001)

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





                                      Date:            June 12, 2002
                                                     Kmart Corporation
                                           ----------------------------------
                                                       (Registrant)


                                      By:            /s/ A. A. Koch
                                           ----------------------------------
                                                       A. A. Koch
                                                CHIEF FINANCIAL OFFICER
                                             (Principal Financial Officer)

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