Form 10-Q
period 2002-05-01
KMART CORP
filed 2002-06-14
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2002
                               -----------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------
Commission File No. 1-327
                    -----

                                KMART CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


                 Michigan                                 38-0729500
-------------------------------------------       ------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

3100 West Big Beaver Road - Troy, Michigan                    48084
-------------------------------------------       ------------------------------
 (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code       (248) 463-1000
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

As of May 29, 2002, 502,686,416 shares of Common Stock of Kmart Corporation were outstanding.

                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Operations --                        3
           13 weeks ended May 1, 2002 (Unaudited) and
           May 2, 2001 (Unaudited)

           Condensed Consolidated Balance Sheets --                                  4
           May 1, 2002 (Unaudited), May 2, 2001 (Unaudited) and
           January 30, 2002

           Condensed Consolidated Statements of Cash Flows --                        5
           13 weeks ended May 1, 2002 and
           May 2, 2001 (Unaudited)

           Notes to Condensed Consolidated Financial                              6 - 15
           Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of Results of                    16 - 23
           Operations and Financial Condition

Item 3.    Quantitative and Qualitative Disclosures about Market Risk               24

PART II    OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities                                          25

Item 6.    Exhibits and Reports on Form 8-K                                         25

           Signatures                                                               26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                            13 WEEKS ENDED
                                                                                          ------------------
                                                                                           MAY 1,     MAY 2,
                                                                                            2002       2001
                                                                                          -------    -------
    Sales                                                                                 $ 7,639    $ 8,337
    Cost of sales, buying and occupancy                                                     7,016      6,834
                                                                                          -------    -------

    Gross margin                                                                              623      1,503
    Selling, general and administrative expenses                                            1,791      1,712
    Equity income (loss) in unconsolidated subsidiaries                                         5        (16)
    Charge for employee severance and Voluntary Early Retirement Program (VERP)                --         23
                                                                                          -------    -------
    Loss before interest, income taxes, reorganization items and dividends
       on convertible preferred securities of subsidiary trust                             (1,163)      (248)
    Interest expense, net (contractual interest for 13 weeks ended May 1, 2002 was $93)        33         83
    Income tax benefit                                                                        (12)      (109)
    Reorganization items, net                                                                 265         --
    Dividends on convertible preferred securities of subsidiary trust, net of income taxes of $0 and $6, respectively (contractual dividend for 13 weeks
       ended May 1, 2002 was $18)                                                              --         11
                                                                                          -------    -------
    Net loss                                                                              $(1,449)   $  (233)
                                                                                          =======    =======
    Basic/Diluted loss per common share                                                   $ (2.88)   $ (0.48)
                                                                                          =======    =======
    Basic/Diluted weighted average shares (millions)                                        502.9      488.5



     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                       (UNAUDITED)
                                                                   --------------------
                                                                    MAY 1,      MAY 2,    JANUARY 30,
                                                                     2002        2001        2002
                                                                   --------    --------   -----------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                      $  1,829    $    415   $    1,245
    Merchandise inventories                                           5,284       7,363        5,822
    Other current assets                                                624         726          817
                                                                   --------    --------   ----------
TOTAL CURRENT ASSETS                                                  7,737       8,504        7,884

Property and equipment, net                                           6,044       6,660        6,161
Other assets and deferred charges                                       223         473          253
                                                                   --------    --------   ----------
TOTAL ASSETS                                                       $ 14,004    $ 15,637   $   14,298
                                                                   ========    ========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Long-term debt due within one year                              $     --    $    315   $       --
   Accounts payable                                                   1,680       2,668          103
   Accrued payroll and other liabilities                                638       1,449          378
   Taxes other than income taxes                                        237         245          143
                                                                   --------    --------   ----------
TOTAL CURRENT LIABILITIES                                             2,555       4,675          624

Long-term debt and notes payable                                         --       2,448          330
Capital lease obligations                                               694         922          857
Other long-term liabilities                                              87         828           79
                                                                   --------    --------   ----------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                           3,336       8,874        1,890

LIABILITIES SUBJECT TO COMPROMISE                                     7,767          --        8,060

Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4%
    convertible junior subordinated debentures of Kmart
    (redemption value $898, $898 and $898, respectively)                889         887          889
Common stock, $1 par value, 1,500,000,000 shares authorized;
    502,689,273, 489,930,257 and 503,294,515 shares outstanding,
    respectively                                                        503         490          503
Capital in excess of par value                                        1,697       1,599        1,695
(Accumulated deficit) retained earnings                                (188)      3,786        1,261
                                                                   --------    --------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 14,004    $ 15,637   $   14,298
                                                                   ========    ========   ==========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                            13 WEEKS ENDED
                                                                          ------------------
                                                                           MAY 1,     MAY 2,
                                                                           2002       2001
                                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                            $(1,449)   $  (233)
      Adjustments to reconcile net loss
           to net cash provided by (used for) operating activities:
                Restructuring, impairments and other charges                  776         23
                Reorganization items, net                                     265         --
                Depreciation and amortization                                 187        200
                Equity (income) loss in unconsolidated subsidiaries            (5)        16
                Dividends received from Meldisco                               45         51
                Cash used for store closings and other charges                (38)       (26)
                Changes in Operating Assets and Liabilities:
                  Increase in inventories                                    (112)      (951)
                  Increase in accounts payable                              1,108        508
                  Deferred income taxes and taxes payable                      (9)       (28)
                  Other assets                                                154        173
                  Other liabilities                                            69          9
                                                                          -------    -------
      Net cash provided by (used for) continuing operations                   991       (258)
      Net cash used for discontinued operations                                (1)       (20)
                                                                          -------    -------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                          990       (278)
                                                                          -------    -------

NET CASH PROVIDED BY REORGANIZATION ITEMS                                      12         --
                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                    (52)      (262)
      Investment in BlueLight.com                                              --        (15)
                                                                          -------    -------
NET CASH USED FOR INVESTING ACTIVITIES                                        (52)      (277)
                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from issuance of debt                                           --        592
      Issuance of common shares                                                --         22
      Payments on debt                                                       (347)        (6)
      Payments on capital lease obligations                                   (19)       (21)
      Payments of dividends on preferred securities of subsidiary trust        --        (18)
                                                                          -------    -------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                         (366)       569
                                                                          -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       584         14
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,245        401
                                                                          -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 1,829    $   415
                                                                          =======    =======



     See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1.   BASIS OF PRESENTATION

       General

          These interim unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited Condensed Consolidated Balance Sheets and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations. Cash provided by reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows.

          These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 1, 2002 are not necessarily indicative of the results that may be expected for the year ending January 29, 2003. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 30, 2002, on May 15, 2002.

       Reclassifications

          Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation.

2.   COMPREHENSIVE LOSS

          Comprehensive loss represents net loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. Net loss and comprehensive loss are equivalent for all periods presented.

3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No's. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Opinion 30 has been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. While the technical corrections to existing pronouncements are not substantive in nature, in some instances they may change accounting practice. The provisions of this Statement related to the rescission of SFAS No. 4 and the amendment of SFAS No. 13 are effective beginning in fiscal 2003 and for transactions occurring after May 15, 2002, respectively, and are not expected to have a significant impact on our unaudited Condensed Consolidated Financial Statements. All other provisions are effective for financial statements issued on or after May 15, 2002, and did not have a significant impact on our unaudited Condensed Consolidated Financial Statements.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will be effective for Kmart beginning January 30, 2003, and it requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of the respective lease terms are minimal, management

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

     anticipates that the adoption of SFAS No. 143 will not have a significant impact on our Consolidated Financial Statements.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for our fiscal year beginning January 31, 2002. The standard addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The adoption of SFAS No. 142 had no impact on our unaudited Condensed Consolidated Financial Statements.

4.   PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

          At first day hearings held on January 22 and 25, 2002, the Court entered orders granting authority to Kmart to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay vendors and other providers in the ordinary course for goods and services received from January 22, 2002, and to honor customer service programs, including warranty returns, layaways and gift certificates. On January 25, 2002, the Court also gave interim approval for $1.15 billion of a $2 billion senior secured debtor-in-possession financing facility ("DIP Credit Facility") for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility underwritten by JP Morgan Chase Bank, Fleet Retail Finance, Inc., General Electric Capital Corporation and Credit Suisse First Boston to supplement our cash flow from operations during the reorganization process. The DIP Credit Facility requires that we maintain certain financial covenants and restrict liens, indebtedness, capital expenditures, dividend payments and sale of assets. We are currently in compliance with the DIP Credit Facility financial covenants.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

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

          The United States Trustee has appointed an unsecured creditors committee and a financial institutions committee. In addition, the United States Trustee is in the process of appointing an equity holders committee. The official committees and their legal representatives have a right to be heard on all matters that come before the Court, and are the primary entities with which Kmart will negotiate the terms of a plan of reorganization. There can be no assurance that these committees will support Kmart's positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between Kmart and these committees could protract the bankruptcy proceedings, could negatively impact Kmart's ability to operate during bankruptcy and could delay Kmart's emergence from bankruptcy.

          We have filed over 100 motions in the Chapter 11 case whereby we were granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for our reorganization efforts. In addition to motions pertaining to store closure and real estate disposition matters, we have obtained orders providing for, among other things, (i) implementation of a key employee retention and incentive program, (ii) authorization of a second lien for vendors in connection with our secured inventory trade credit program, (iii) authorization of a settlement agreement with our sureties who support our self-insurance program and state licensing requirements, (iv) the extension of time to assume or reject leases and (v) assumption of agreements with several of our key brand partners.

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

          The ability of Kmart to continue as a going concern is predicated upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility and the ability to generate cash flows from operations and obtain financing sources sufficient to satisfy our future obligations. In addition, a plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

     adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

5.   REORGANIZATION ITEMS, NET

          Reorganization items represent amounts we incurred as a result of Chapter 11 and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 weeks ended May 1, 2002, the following have been recorded:


              2002 store closings                                   $ 233
              Professional fees                                        38
              Employee costs                                           21
              Sale of pharmacy lists                                  (17)
              Settlement of pre-petition liabilities                  (14)
              Interest income                                          (4)
              Other                                                     8
                                                                 --------
              Total                                              $    265
                                                                 ========

          The following paragraphs provide additional information relating to costs that were recorded in the line Reorganization items, net in our unaudited Condensed Consolidated Statement of Operations for the 13 week period ended May 1, 2002:

     2002 store closings

          On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. As a result of our decision to close the 283 stores we charged to our closed store reserve $228 for lease terminations and other costs and reclassified $144 of capital lease obligations to the closed store reserve. The closed store reserve is included in the line Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of May 1, 2002. The reserve for estimated costs was recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). During the period that the stores remain open for business, rent and other costs of operations continue to be reflected in our operating expenses. In the first quarter of fiscal 2002, there were no payments charged to the reserve.

          In addition, we recorded $5 for severance benefits to 285 store managers and associates in accordance with EITF 94-3. The associates have been notified, and their severance benefits have been formally communicated to them. Thirty-three of these store managers and associates have been terminated in the first quarter of fiscal 2002 and $1 has been paid and charged to the reserve, see Note 10.

     Professional fees

          In the first quarter of fiscal 2002, we recorded $38 for professional fees. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

     Employee costs

          In March 2002, we received Court approval to implement our Key Employee Retention Plan ("KERP") which provides cash incentives and certain benefits to key members of our salaried management team. The KERP is expected to encourage employees to continue their employment with Kmart through the reorganization process. In the first quarter of fiscal 2002, we recorded a charge of $21 for the KERP and retention bonuses for associates in our 283 stores that were closed. There were no payments charged to the reserve during the first quarter of fiscal 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

     Settlement of pre-petition claims

          We recorded a gain of $14 representing the difference between the settlement of certain pre-petition obligations and the amount recorded as an allowed claim.

     Other reorganization items

          We recorded a gain of $17 for the sale of pharmacy lists and $4 for interest income earned on excess cash balances. We also recorded a charge of $8 for other miscellaneous reorganization items.

6.   INTEREST EXPENSE, NET

          Interest income of $1 is included in the line Interest expense, net in the unaudited Condensed Consolidated Statements of Operations for each of the 13 week periods ended May 1, 2002 and May 2, 2001. Interest income earned as a result of excess cash balances due to the Chapter 11 filing are recorded in the line Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations, for the 13 weeks ended May 1, 2002, see Note 5.

          As of the Petition Date, we ceased accruing interest on unsecured pre-petition debt classified as Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets in accordance with SOP 90-7. Interest at the stated contractual amount on unsecured debt that was not charged to results of operations for the 13 week period ended May 1, 2002 was approximately $60.

7.   LIABILITIES SUBJECT TO COMPROMISE

          Under bankruptcy law, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against Kmart and 37 of its U.S. subsidiaries. We have received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt and capital lease obligations, all pre-petition liabilities have been classified as Liabilities subject to compromise in the unaudited Condensed Consolidated Balance Sheets. Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

          Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is July 31, 2002. Amounts that we have recorded may be different than amounts filed by our creditors. The number and amount of allowed claims cannot be presently ascertained.

          The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets as of May 1, 2002 and as of January
     30, 2002:

                                                                 May 1,   January 30,
                                                                 2002        2002
                                                               --------   ------------
                  Debt and notes payable                       $  3,329   $      3,346
                  Accounts payable                                2,578          3,058
                  Closed store reserves                             845            484
                  General liability and workers compensation        301            312
                  Pension obligation                                190            195
                  Taxes payable                                     147            149
                  Other liabilities                                 377            516
                                                               --------   ------------
                     Total liabilities subject to compromise   $  7,767   $      8,060
                                                               ========   ============

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

          Below is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through May 1, 2002:

                                                                                                Cumulative since
                                                                                                  Petition Date
                                                                                                -----------------
Balance, Petition Date                                                                          $           8,551
First day court  orders  authorizing  payment of employee  wages,  benefits  and other
employee obligations, sales and use taxes and payments to critical vendors                                   (737)
Adjustment to general liability and workers compensation accruals                                            (174)
Adjustment to closed store reserves                                                                           217
Court order authorizing payment of additional trade accounts payable                                          (37)
Gain on pre-petition liabilities                                                                              (14)
Other                                                                                                         (39)
                                                                                                -----------------
Balance, end of period                                                                          $           7,767
                                                                                                =================

8.   MARKDOWNS FOR INVENTORY LIQUIDATION

          During the first quarter of fiscal 2002, we recorded a charge of $758 to write-down inventory to be liquidated at our 283 closing stores to net realizable value. This charge is included in Cost of sales, buying and occupancy in the accompanying unaudited Condensed Consolidated Statements of Operations.

          Of the charge, $384 relates to the write-down of inventory to estimated selling value in connection with liquidation sales in the 283 stores for which we received Court approval to close on March 20, 2002. The liquidation sales and store closings were completed on June 2, 2002. In addition, a charge of $266 was recorded relating to the acceleration of markdowns on approximately 107,000 stock keeping units (SKUs) of inventory items that were transferred from our remaining open stores to the 283 closing stores and included in the liquidation sales. The SKUs will no longer be carried as part of our product assortment in our remaining open stores and were reduced to estimated selling value. The remaining $108 of the charge related to liquidation fees and expenses associated with the disposition of inventory through the liquidation sales at the 283 closing stores.

9.   EMPLOYEE SEVERANCE AND VERP

          During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax), which is included in our unaudited Condensed Consolidated Statement of Operations for the quarter ended May 2, 2001 in the line item Charge for employee severance and VERP. The charge relates to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Of the charge, $19 was reserved for and was paid out of our general corporate assets, including benefits for highly-compensated employees accepting the VERP offer, and the remaining $4 was paid out of the Kmart Employee Pension Plan. Our first quarter cash payments in fiscal 2001 associated with these actions were $9.

10.  RESERVE ACTIVITY

          The following table provides information regarding reserve activity during the 13 week periods ended May 1, 2002 and May 2, 2001, respectively, for the fiscal year 2000 strategic actions charge, the fiscal year 2001 employee severance and VERP charge, the fiscal year 2001 BlueLight.com restructuring charge, the fiscal year 2001 supply chain restructuring charge and the fiscal year 2002 store closing charge. Reserves established in connection with the fiscal 2002 store closing charge are composed of $228 relating to lease rejections and $5 relating to retention bonuses for associates. Please refer to our 2001 Annual Report on Form 10-K for the fiscal year ended January 30, 2002, which was filed with the SEC on May
     15, 2002,

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

     for a discussion on the 2001 BlueLight.com, 2001 supply chain and 2000 strategic actions charges. The liabilities aggregated $495 and $181 at May 1, 2002 and May 2, 2001, respectively.

                                                                13 Weeks Ended
                                   ----------------------------------------------------------------------------
                                                        May 1,                               May 2,
                                                         2002                                 2001
                                   -------------------------------------------------   ------------------------
                                                  2001         2001          2000        2001         2000
                                   2002 Store   BlueLight     Supply      Strategic      VERP/      Strategic
                                    Closings      .com         Chain        Actions    Severance     Actions
                                   ----------   ----------   ----------   ----------   ----------   ----------
Balance, beginning of year         $       --   $       18   $       11   $       98   $       --   $      177

Additions charged to operations:          233           --           --           --           19           --
Reclassifications                         144           --           --           --           --           --
                                   ----------   ----------   ----------   ----------   ----------   ----------
Total additions                           377           --           --           --           19           --

Reductions:
  Cash payments:
    Lease obligations                      --           --           --            3           --            6
    Employee costs                          1           --            4           --            9           --
    Contractual obligations                --            1           --           --           --           --
                                   ----------   ----------   ----------   ----------   ----------   ----------

Balance, end of period             $      376   $       17   $        7   $       95   $       10   $      171
                                   ==========   ==========   ==========   ==========   ==========   ==========

11.  INVENTORIES AND COST OF MERCHANDISE SOLD

          A substantial portion of our inventory is accounted for using the last-in, first-out ("LIFO") method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim unaudited Condensed Consolidated Financial Statements. Inventories valued on LIFO at May 1, 2002, May 2, 2001 and January 30, 2002 were $269, $194 and $269 lower, respectively, than the amounts that would have been reported under the first-in, first-out method.

12.  INVESTMENTS IN AFFILIATED RETAIL COMPANIES

     Meldisco

          For the 13 week period ended May 1, 2002, Meldisco had net sales of $307, gross profit of $139 and net income of $17. For the 13 week period ended May 2, 2001, Meldisco had net sales of $288, gross profit of $136 and net income of $18.

     BlueLight.com

          On July 31, 2001, we acquired the remaining approximate 40% interest in BlueLight.com, and BlueLight.com's operations were fully consolidated into our financial statements. For the period from February 1, 2001 to May 2, 2001, BlueLight.com had net sales of $4, gross profit of $1 and a net loss of $30.

     Penske

          On April 9, 2002, we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby Penske and Kmart will work together to achieve an orderly wind-down of operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to close the business as of April 6, 2002. This matter did not have a material adverse affect on our liquidity, financial position or results of operations for the 13 weeks ended May 1, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

13.  LOSS PER SHARE

        Net loss per common share is computed as follows :

                                                                                13 Weeks Ended
                                                                         -------------------------------
                                                                          May 1, 2002      May 2, 2001
                                                                         -------------    --------------
        Basic/Diluted loss per common share:

        Net loss                                                         $      (1,449)   $         (233)
                                                                         =============    ==============

        Basic/Diluted weighted average shares outstanding                        502.9             488.5

        Basic/Diluted loss per common share                              $       (2.88)   $        (0.48)
                                                                         =============    ==============

          We calculate loss per share in accordance with SFAS No. 128, "Earnings Per Share." In all periods presented net losses were incurred, therefore dilutive common stock equivalents were not used in the calculation of earnings per share as they would have an anti-dilutive effect. Options to purchase 54.6 million and 58.3 million shares of common stock at prices ranging from $4.86 to $26.03 and $5.34 to $26.03 were excluded from the calculations for the 13 week periods ended May 1, 2002 and May 2, 2001, respectively. The calculations also exclude the effect of trust convertible preferred securities. For the 13 week periods ended May 1, 2002 and May 2, 2001, diluted shares outstanding exclude approximately 59.9 million common shares from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect.

14.  INCOME TAXES

          In the fourth quarter of fiscal 2001, we recorded a valuation allowance against our net deferred tax assets, including the tax benefits associated with the employee severance and VERP charges, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain.

          We have continued to maintain a valuation allowance against our net deferred tax assets, and accordingly, we have not recognized any tax benefit from our losses in fiscal 2002. The $12 tax benefit recorded in the first quarter of fiscal 2002 relates primarily to amounts now refundable to Kmart as a result of the Job Creation and Worker Assistance Act of 2002 which was enacted in the first quarter of fiscal 2002.

15.  OTHER COMMITMENTS AND CONTINGENCIES

     Guarantees

          As of May 1, 2002, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:

                                        Present Value of
                                          Future Lease      Gross Future
                                       Obligations @ 7%   Lease Obligations
                                       ----------------   -----------------
          The Sports Authority, Inc.   $            180   $             305
          Borders Group, Inc.                        87                 147
          OfficeMax, Inc.                            64                  94
                                       ----------------   -----------------

          Total                        $            331   $             546
                                       ================   =================

          Our rights and obligations with respect to our guarantee of The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc. leases are governed by Lease Guaranty, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as amended from time to time. Kmart's contingent obligation is dependent on the future operating results of these former subsidiaries and is subject to settlement

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

     under a plan of reorganization to be voted upon creditors and equity holders and approved by the Court. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable.

          In addition, as of May 1, 2002, we had guaranteed $79 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. These agreements expire from 2004 through 2009. Our contingent obligation is dependent on the future operating results of the parties whose debt we guarantee and is subject to settlement under a plan of reorganization to be voted upon creditors and equity holders and approved by the Court.

     Legal Proceedings

          On the Petition Date, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al., case No. 02 B 02474." Included in the unaudited Condensed Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities and results of operations of such non-filing subsidiaries are not considered material to the unaudited Condensed Consolidated Financial Statements. We retain control of our assets and are authorized to operate the business as a debtor-in-possession while being subject to the jurisdiction of the Court. As of the Petition Date, all pending litigation is stayed, and absent further order of the Court, no party may take any action to recover on pre-petition claims against Kmart and 37 of its U.S. subsidiaries. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their fair value and the equity interests of our shareholders may have no value. See Note 4. Proceedings Under Chapter 11 of the Bankruptcy Code.

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

          Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock between May 17, 2001 and January 22, 2002, inclusive, naming Charles Conaway as CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan allege that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. Kmart is not a defendant.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

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

          On May 29, 2002, the Court authorized our business relationship with Sesame Workshop. Motions were approved allowing Kmart to assume our license agreement with Sesame Workshop for Sesame Street toys and infants and children's apparel.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q, as well as other statements or reports made by or on behalf of Kmart, may contain or may incorporate by reference material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Kmart's operations and business environment which may cause the actual results of Kmart to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

General Factors

o    general economic conditions,

o weather conditions, including those which affect buying patterns of our customers,

o changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,

o    competitive pressures and other third party actions,

o ability to timely acquire desired goods and/or fulfill labor needs at planned costs,

o our ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,

o    regulatory and legal developments,

o our ability to attract, motivate and/or retain key executives and associates,

o    our ability to attract and retain customers,

o    other factors affecting business beyond our control,

Bankruptcy Related Factors

o    our ability to continue as a going concern,

o    our ability to operate pursuant to the terms of the DIP Credit Facility,

o our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time,

o our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases,

o risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases,

o our ability to obtain and maintain normal terms with vendors and service providers,

o    our ability to maintain contracts that are critical to our operations,

o the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations, and

o    our ability to fund and execute our business plan.

         Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated will be realized or that they will have the expected effects on our business or operations. The forward-looking statements contained herein or otherwise that we make or are made on our behalf speak only as of the date of this report, or if not contained herein, as of the date when made, and we do not undertake to update these risk factors or such forward looking statements.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 30, 2002.

OVERVIEW

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

         On March 20, 2002, the Court approved the closure of 283 stores, or approximately 13% of our 2,114 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. Renegotiating lease terms was also explored to improve store profitability and to avoid the need for closure.

         Shortly after receiving Court approval we commenced store closing sales, which were completed June 2, 2002. Approximately 22,000 associates were impacted by the closures. Associates have been notified and received information about the benefits and other resources available to them.

         On April 4, 2002, we announced that we had contracted with firms to assist in the disposition of leases for these stores. Under the agreement, the firms will assist our internal real estate staff in identifying retailers and investors interested in an assignment and landlords interested in a termination of the leases for the closing stores. Leases that are not assigned or terminated will be rejected on July 1, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS DESCRIBED BELOW

         The following table segregates non-comparable items from operating income as reported in the unaudited Condensed Consolidated Statements of
Operations:

                                                                 13 Weeks
                                                            -------------------
                                                             May 1,      May 2,
                                                              2002        2001
                                                            -------     -------
      Sales                                                 $ 7,639     $ 8,337

      Cost of sales, buying and occupancy                     6,240       6,834
                                                            -------     -------

      Gross margin                                            1,399       1,503

      Selling, general and administrative                     1,791       1,712

      Equity income (loss) in unconsolidated subsidiaries         5         (16)
                                                            -------     -------

      Operating loss before non-comparable items               (387)       (225)

      Non-comparable items:
         Charge for employee severance and VERP                  --          23
         Accelerated depreciation                                18          --
         2002 inventory markdowns                               758          --
                                                            -------     -------

      Operating loss as reported                            $(1,163)    $  (248)
                                                            =======     =======

      Same-store sales %                                       (8.8)%       1.9%
      Same-store sales %, excluding liquidation sales         (11.7)%       N/A

         Management uses operating loss before non-comparable items, among other metrics, to measure operating performance. It supplements and is not intended to represent a measure of performance in accordance with disclosures required by accounting principles generally accepted in the United States. The following discussion excludes non-comparable items. See the table above for a reconciliation to reported amounts and the section titled Description of non-comparable items described below.

         Same-store sales and total sales decreased (8.8%) and (8.4%), respectively, for the 13 weeks ended May 1, 2002. The decrease in same-store sales and total sales is primarily due to poor in-stock levels and negative customer perception due to the bankruptcy filing. Same-store sales include sales of all stores open, that have been open for greater than 13 full months.

         Gross margin decreased $104 to $1,399, for the 13 weeks ended May 1, 2002, from $1,503 for the 13 weeks ended May 2, 2001. The decrease in gross margin is attributable to the decrease in total sales in fiscal 2002 as compared to fiscal 2001.

         Gross margin, as a percentage of sales, increased to 18.3% for the 13 weeks ended May 1, 2002, from 18.0% for the 13 week period ended May 2, 2001. The increase in gross margin rate is attributable to decreased sales, as a percent of total sales, of food and consumables, which carry lower margins, and to a shift from clearance sales to regular sales, partially offset by reduced retail pricing as a result of competitive pressures and decreased vendor allowances due to erosion in supplier confidence brought on by the effect of the bankruptcy filing.

         Selling, general and administrative expenses ("SG&A"), which includes advertising costs (net of co-op recoveries of $70 in fiscal 2002 and $93 in fiscal 2001) increased $79 for the 13 weeks ended May 1, 2002 to $1,791, or 23.4% of sales, from $1,712, or 20.5% of sales, for the 13 weeks ended May 2, 2001. The increase of $79 is due primarily to severance and contractual obligations, increased bonus accruals, utility rate increases, decreased co-op recoveries due to the erosion in supplier confidence brought on by the effect of the bankruptcy filing and increased expenses for general liability claims, partially offset by the elimination of our previous year customer service bonus program for our store associates.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         Operating loss for the 13 weeks ended May 1, 2002 was ($387), or (5.1%) of sales, as compared to operating loss of ($225), or (2.7%) of sales, for the same period of the prior year. The increase in operating loss is attributable to lower sales and increased SG&A expenses, partially offset by a higher gross margin rate as discussed above.

         Net interest expense for the 13 weeks ended May 1, 2002 and May 2, 2001 was $33 and $83, respectively. Included in net interest expense is interest income of $1 for the 13 weeks ended May 1, 2002 and May 2, 2001. The decrease in net interest expense is a result of our ceasing to accrue interest on unsecured pre-petition debt classified as Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets. Interest at the stated contractual amount on unsecured debt that was not charged to earnings for the 13 weeks ended May 1, 2002 was approximately $60.

         Effective income tax rate was (1.0%) and (33.0%) for the 13 weeks ended May 1, 2002 and May 2, 2001, respectively. The decrease in the effective income tax benefit rate is due to a valuation allowance established for deferred tax assets which we may not be able to utilize in future years. See Note 14 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. The $12 tax benefit recorded in the first quarter of fiscal 2002 relates primarily to amounts now refundable to Kmart as a result of the Job Creation and Worker Assistance Act of 2002 which was enacted in the first quarter of fiscal 2002.

LIQUIDITY AND FINANCIAL CONDITION

         Shortly after the Petition Date, in conjunction with our filing under Chapter 11, we entered into a $2 billion debtor-in-possession financing facility ("DIP Credit Facility"). On the Petition Date, the Court gave interim approval authorizing borrowings up to $1.15 billion of the DIP Credit Facility for the payment of certain pre-petition claims and the funding of working capital and other general operating needs. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility. The DIP Credit Facility is a revolving credit facility under which Kmart is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded superpriority claim status in the Chapter 11 case and is collateralized by first liens on substantially all of the Debtors' assets (subject to valid and unavoidable prepetition liens and certain other permitted liens) and provides that proceeds be used for working capital needs and other general corporate purposes. The DIP Credit Facility requires that we maintain certain financial covenants and restrict liens, indebtedness, capital expenditures, dividend payments and sale of assets. We are currently in compliance with the DIP Credit Facility financial covenants. Following the Petition Date, we have utilized cash flows from operations and the DIP Credit Facility as our primary sources of working capital. As of May 1, 2002 we had utilized $335 of the DIP Credit Facility for letters of credit issued for ongoing import purchasing operations, contractual and regulatory purposes. Total availability under the DIP Credit Facility as of May 1, 2002 is $1.56 billion.

         As of May 1, 2002 there were $400 and $664 borrowings outstanding under our $400 credit facility and $1.1 billion credit facility, respectively. These borrowings are included in Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of May 1, 2002. There were no borrowings outstanding under our DIP Credit Facility as of May 1, 2002.

         Net cash provided by operating activities for the 13 weeks ended May 1, 2002 was $990 as compared to net cash used for operating activities of $278 for the same period in 2001. The increase in cash provided by operating activities as compared to the same period of the prior year was primarily the result of an increase in accounts payable, partially offset by lower net earnings, excluding non-comparable items. The increase in accounts payable is attributable to the bankruptcy filing as pre-petition indebtedness was stayed. As we have been purchasing inventory since the bankruptcy filing, we expect our accounts payable and related cash needs to return to more historical levels.

         Net cash used for investing activities was $52 for the 13 weeks ended May 1, 2002 compared to $277 for the same period in 2001. The decrease in cash used for investing activities was primarily due to restrictions on capital expenditures mandated by our DIP Credit Facility.

         Net cash used for financing activities was $366 for the 13 weeks ended May 1, 2002 compared to net cash provided by financing activities of $569 for the comparable period in 2001. The decrease in cash provided by financing activities in fiscal 2002 as compared to fiscal 2001 is primarily attributable to the bankruptcy filing. As of the Petition Date, pre-petition indebtedness was stayed resulting in substantial increases in cash balances in the first quarter of fiscal 2002. In the first quarter of fiscal 2002 we were able to pay off $347 in borrowings outstanding at fiscal year end 2001

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

under our credit facilities. In contrast, during the first quarter of fiscal 2001, we borrowed $592 under our $1.6 billion credit facility to finance our operations.

         Due to the seasonal nature of the retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth quarter than any other period, a disproportionate amount of operating income and cash flows from operations is earned in the fourth quarter. Our profitability and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented over 30% of total net sales in fiscal 2001. As a result, operating performance for the interim periods is not necessarily indicative of operating performance for the entire year.

DESCRIPTION OF NON-COMPARABLE ITEMS

         During the 13 week periods ended May 1, 2002 and May 2, 2001, respectively, we have instituted certain restructuring actions to improve our operations. A more detailed description of these non-comparable items is as follows:

Markdowns for inventory liquidation

         During the first quarter of fiscal 2002, we recorded a charge of $758 to write-down inventory to be liquidated at our 283 closing stores to net realizable value. This charge is included in Cost of sales, buying and occupancy in the accompanying unaudited Condensed Consolidated Statements of Operations.

         Of the charge, $384 relates to the write-down of inventory to estimated selling value in connection with liquidation sales in the 283 stores for which we received Court approval to close on March 20, 2002. The liquidation sales and store closings were completed on June 2, 2002. In addition, a charge of $266 was recorded relating to the acceleration of markdowns on approximately 107,000 stock keeping units (SKUs) of inventory items that were transferred from our remaining open stores to the 283 closing stores and included in the liquidation sales. The SKUs will no longer be carried as part of our product assortment in our remaining open stores and were reduced to estimated selling value. The remaining $108 of the charge related to liquidation fees and expenses associated with the disposition of inventory through the liquidation sales at the 283 closing stores.

Accelerated depreciation

         On September 6, 2001, we announced that we would restructure certain aspects of our supply chain operations. Part of the restructuring included implementing new real-time distribution software across our supply chain improving product flow and efficiency. Completion of the implementation is expected by the end of the third quarter of fiscal 2003. The existing supply chain software will continue to be utilized until replaced in 2003. Depreciation has been accelerated to reflect the revised remaining useful lives. We recorded a charge of $4 in the first quarter of fiscal 2002 related to the accelerated depreciation for these assets. The charge is included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

         In the fourth quarter of fiscal 2001 we recorded a non-cash charge for the impairment of long-lived assets in accordance with SFAS No. 144. Included in the charge was the write-down to fair value of long-lived assets at our 283 stores for which we received Court approval to close. Depreciation on the remaining asset values were accelerated to reflect the revised useful lives and the assets will be fully-depreciated by the end of the second quarter of fiscal 2002. We recorded a charge of $14 related to the accelerated depreciation on these assets in the first quarter of fiscal 2002. The charge is included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

EMPLOYEE SEVERANCE AND VERP

         During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax), which is included in our unaudited Condensed Consolidated Statement of Operations for the quarter ended May 2, 2001 in the line item Charge for employee severance and VERP. The charge relates to 130 employees that

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Of the charge, $19 was reserved for and was paid out of our general corporate assets, including benefits for highly-compensated employees accepting the VERP offer, and the remaining $4 was paid out of the Kmart Employee Pension Plan. Our first quarter cash payments in fiscal 2001 associated with these actions was $9.

REORGANIZATION ITEMS, NET

         Reorganization items represent amounts we incurred as a result of Chapter 11 and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 weeks ended May 1, 2002, the following have been recorded:

              2002 store closings                                $    233
              Professional fees                                        38
              Employee costs                                           21
              Sale of pharmacy lists                                  (17)
              Settlement of pre-petition liabilities                  (14)
              Interest income                                          (4)
              Other                                                     8
                                                                 --------
              Total                                              $    265
                                                                 ========

         The following paragraphs provide additional information relating to costs that were recorded in the line Reorganization items, net in our unaudited Condensed Consolidated Statement of Operations for the 13 week period ended May 1, 2002:

2002 store closings

         On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. As a result of our decision to close the 283 stores we charged to our closed store reserve $228 for lease terminations and other costs and reclassified $144 of capital lease obligations to the closed store reserve. The closed store reserve is included in the line Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of May 1, 2002. The reserve for estimated costs was recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). During the period that the stores remained open for business, rent and other costs of operations continue to be reflected in our operating expenses. In the first quarter of fiscal 2002, there were no payments charged to the reserve.

         In addition, we recorded $5 for severance benefits to 285 store managers and associates in accordance with EITF 94-3. The associates have been notified, and their severance benefits have been formally communicated to them. Thirty-three of these store managers and associates have been terminated in the first quarter of fiscal 2002 and $1 has been paid and charged to the reserve, see Note 10.

Professional fees

        In the first quarter of fiscal 2002, we recorded $38 for professional fees. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

Employee costs

         In March 2002, we received Court approval to implement our Key Employee Retention Plan ("KERP") which provides cash incentives and certain benefits to key members of our salaried management team. The KERP is expected to encourage employees to continue their employment with Kmart through the reorganization process. In the first quarter of fiscal 2002, we recorded a charge of $21 for the KERP and retention bonuses for associates in our 283 stores that were closed. There were no payments charged to the reserve during the first quarter of fiscal 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Settlement of pre-petition claims

         We recorded a gain of $14 representing the difference between the settlement value of certain pre-petition obligations and their recorded allowable claims.

Other reorganization items

         We recorded a gain of $17 for the sale of pharmacy lists and $4 for interest income earned on excess cash balances. We also recorded a charge of $8 for other miscellaneous reorganization items.

OTHER MATTERS

Guarantees

         As of May 1, 2002, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:

                                        Present Value of
                                          Future Lease         Gross Future
                                       Obligations @ 7%      Lease Obligations
                                       ------------------   ------------------
          The Sports Authority, Inc.   $              180   $              305
          Borders Group, Inc.                          87                  147
          OfficeMax, Inc.                              64                   94
                                       ------------------   ------------------

          Total                        $              331   $              546
                                       ==================   ==================

         Our rights and obligations with respect to our guarantee of The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc. leases are governed by Lease Guaranty, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as amended from time to time. Kmart's contingent obligation is dependent on the future operating results of these former subsidiaries and is subject to settlement under a plan of reorganization to be voted upon creditors and equity holders and approved by the Court. Should a reserve be required, it would be recorded at the time the obligation was determined to be both probable and estimable.

         In addition, as of May 1, 2002, we had guaranteed $79 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. These agreements expire from 2004 through 2009. Our contingent obligation is dependent on the future operating results of the parties whose debt we guarantee and is subject to settlement under a plan of reorganization to be voted upon creditors and equity holders and approved by the Court.

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

         On May 29, 2002, the Court authorized our business relationship with Sesame Workshop. Motions were approved allowing Kmart to assume our license agreement with Sesame Workshop for Sesame Street toys and infants and children's apparel.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Penske

         On April 9, 2002, we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby Penske and Kmart will work together to achieve an orderly wind-down of operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to close the business as of April 6, 2002. This matter did not have a material adverse affect on our liquidity, financial position or results of operations for the 13 weeks ended May 1, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At May 1, 2002, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the DIP Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As a result of its Chapter 11 filing, Kmart has not made principal or interest payments on unsecured indebtedness incurred prior to January 22, 2002. In addition, Kmart is not permitted to pay dividends on its trust convertible preferred securities. The dividend arrearage on the trust convertible securities from December 18, 2001 through May 1, 2002 is approximately $18.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K: We filed the following Current Reports on Form 8-K with the SEC during the 13 weeks ended May 1, 2002:

     1. March 11, 2002 - Press release dated March 8, 2002, announcing the closure of 284 under-performing stores, and the press release dated March 11, 2002, announcing the appointments and promotions of senior officers.

     2. March 29, 2002 - Monthly Operating Report for the period from January 22, 2002 to February 27, 2002, as filed with the Bankruptcy Court.

     3. April 22, 2002 - Monthly Operating Report for the period from February 28, 2002 to March 27, 2002, as filed with the Bankruptcy Court.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

The signatory hereby acknowledges and adopts the typed form of his/her name in the electronic filing of this document with the Securities and Exchange Commission.

                                            Date:        June 14, 2002
                                                        Kmart Corporation
                                                  ------------------------------
                                                           (Registrant)


                                            By:           /s/ A. A. Koch
                                                  ------------------------------
                                                            A. A. Koch
                                                     CHIEF FINANCIAL OFFICER
                                                   (Principal Financial Officer)

                                                       /s/ Richard J. Noechel
                                                  ------------------------------
                                                         Richard J. Noechel
                                                         VICE PRESIDENT AND
                                                             CONTROLLER
                                                  (Principal Accounting Officer)