Form 10-Q
period 2002-07-31
KMART CORP
filed 2002-09-16
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-    EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2002
                               -------------

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-    EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    -------------

Commission File No. 1-327
                    -----

                                KMART CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


              Michigan                                38-0729500
  ------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

  3100 West Big Beaver Road - Troy, Michigan              48084
  ------------------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)

  Registrant's telephone number, including area code    (248) 463-1000
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

                                 Yes   X    No
                                     -----     -----

As of August 28, 2002, 502,471,545 shares of Common Stock of Kmart Corporation were outstanding.

                                      INDEX

PART I              FINANCIAL INFORMATION                                          PAGE
------              ---------------------                                          ----

Item 1.             Financial Statements

                    Condensed Consolidated Statements of Operations--                 3
                    (Unaudited) 13 and 26 weeks ended July 31, 2002 and
                    August 1, 2001

                    Condensed Consolidated Balance Sheets--                           4
                    July 31, 2002 (Unaudited),  August 1, 2001 (Unaudited) and
                    January 30, 2002

                    Condensed Consolidated Statements of Cash Flows--                 5
                    (Unaudited) 26 weeks ended July 31, 2002 and
                    August 1, 2001

                    Notes to Condensed Consolidated Financial                       6-20
                    Statements (Unaudited)

Item 2.             Management's Discussion and Analysis of Results of              21-34
                    Operations and Financial Condition

Item 3.             Quantitative and Qualitative Disclosures about Market Risk       35

Item 4.             Controls and Procedures                                          36

PART II             OTHER INFORMATION
-------             -----------------


Item 3.             Defaults Upon Senior Securities                                  37

Item 5.             Other Information                                                37

Item 6.             Exhibits and Reports on Form 8-K                                 37

                    Signatures                                                       38

                    Certifications                                                  39-40


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        13 WEEKS ENDED           26 WEEKS ENDED
                                                                                     ---------------------   ---------------------
                                                                                     JULY 31,    AUGUST 1,   JULY 31,    AUGUST 1,
                                                                                       2002        2001        2002        2001
                                                                                     --------    ---------   --------    ---------
Sales                                                                                $  7,519    $   8,917   $ 15,158    $  17,254
Cost of sales, buying and occupancy                                                     6,226        7,253     13,242       14,087
                                                                                     --------    ---------   --------    ---------

Gross margin                                                                            1,293        1,664      1,916        3,167
Selling, general and administrative expenses                                            1,644        2,004      3,435        3,716
Equity income (loss) in unconsolidated subsidiaries                                        14           (8)        19          (24)
Charges for BlueLight.com and other                                                        15           92         15          115
                                                                                     --------    ---------   --------    ---------

Loss before interest, income taxes, reorganization items and dividends
     on convertible preferred securities of subsidiary trust                             (352)        (440)    (1,515)        (688)
Interest expense, net (contractual interest for 13 and 26 weeks
     ended July 31, 2002 was $100 and $202, respectively)                                  32           88         65          171
Income tax benefit                                                                        -           (163)       (12)        (272)
Reorganization items, net                                                                  13          -          278          -
Dividends on convertible preferred securities of subsidiary trust, net of income taxes of $0, $6, $0 and $12, respectively (contractual dividend for 13
     and 26 weeks ended July 31, 2002 was $18 and $35 net of tax, respectively)           -             12        -             23
                                                                                     --------    ---------   --------    ---------

Net loss from continuing operations                                                      (397)        (377)    (1,846)        (610)

Gain from discontinued operations                                                          20          -           20          -
                                                                                     --------    ---------   --------    ---------

Net loss                                                                             $   (377)   $    (377)  $ (1,826)   $    (610)
                                                                                     ========    =========   ========    =========

Basic/Diluted loss per common share from continuing operations                       $  (0.79)   $   (0.77)  $  (3.67)   $   (1.25)

Basic/Diluted gain per common share from discontinued operations                         0.04          -         0.04          -
                                                                                     --------    ---------   --------    ---------

Basic/Diluted loss per common share                                                  $  (0.75)   $   (0.77)  $  (3.63)   $   (1.25)
                                                                                     ========    =========   ========    =========


Basic/Diluted weighted average shares (millions)                                        502.7        490.6      502.8        489.6






     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)


                                                                                      (UNAUDITED)
                                                                                ----------------------
                                                                                 JULY 31,    AUGUST 1,  JANUARY 30,
                                                                                   2002        2001        2002
                                                                                 --------    ---------  ----------
ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                   $  1,003    $     420  $    1,245
     Merchandise inventories                                                        5,281        6,869       5,822
     Other current assets                                                             650          746         817
                                                                                 --------    ---------  ----------

TOTAL CURRENT ASSETS                                                                6,934        8,035       7,884

Property and equipment, net                                                         5,872        6,836       6,161
Other assets and deferred charges                                                     251          447         253
                                                                                 --------    ---------  ----------
TOTAL ASSETS                                                                     $ 13,057    $  15,318  $   14,298
                                                                                 ========    =========  ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Long-term debt due within one year                                             $   -      $     116    $    -
   Accounts payable                                                                 1,466        2,458         103
   Accrued payroll and other liabilities                                              641        1,219         378
   Taxes other than income taxes                                                      244          261         143
                                                                                 --------    ---------  ----------

TOTAL CURRENT LIABILITIES                                                           2,351        4,054         624

Long-term debt and notes payable                                                      -          2,980         330
Capital lease obligations                                                             682          902         857
Other long-term liabilities                                                           127          920          79
                                                                                 --------    ---------  ----------

TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                         3,160        8,856       1,890

LIABILITIES SUBJECT TO COMPROMISE                                                   7,376          -         8,060

Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
     $898, $898 and $898, respectively)                                               889          887         889
Common stock, $1 par value, 1,500,000,000 shares authorized;
     502,659,192, 496,962,413 and 503,294,515 shares outstanding,
     respectively                                                                     503          497         503
Capital in excess of par value                                                      1,694        1,670       1,695
(Accumulated deficit) retained earnings                                              (565)       3,408       1,261
                                                                                 --------    ---------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 13,057    $  15,318  $   14,298
                                                                                 ========    =========  ==========





















     See accompanying Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                             26 WEEKS ENDED
                                                                          --------------------
                                                                          JULY 31,   AUGUST 1,
                                                                            2002       2001
                                                                          --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                            $ (1,826)  $    (610)
      Adjustments to reconcile net loss to net cash provided by
         (used for) operating activities:
                Gain from discontinued operations                              (20)        -
                Restructuring, impairments and other charges                   827         115
                Reorganization items, net                                      278         -
                Depreciation and amortization                                  375         413
                Equity (income) loss in unconsolidated subsidiaries            (19)         24
                Dividends received from Meldisco                                45          51
                Changes in Operating Assets and Liabilities:
                  Increase in inventories                                     (127)       (452)
                  Increase in accounts payable                                 716         292
                  Deferred income taxes and taxes payable                      (10)       (225)
                  Other assets                                                 104         158
                  Other liabilities                                            107         185
                Cash used for store closings and other charges                (131)       (105)
                                                                          --------   ---------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                           319        (154)
                                                                          --------   ---------

NET CASH USED FOR REORGANIZATION ITEMS                                         (50)        -
                                                                          --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                    (126)       (651)
      Investment in BlueLight.com                                              -           (45)
                                                                          --------   ---------
NET CASH USED FOR INVESTING ACTIVITIES                                        (126)       (696)
                                                                          --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                           -         1,194
      Debt issuance costs                                                      -            (3)
      Issuance of common shares                                                -            28
      Payments on debt                                                        (349)       (273)
      Payments on capital lease obligations                                    (36)        (41)
      Payments of dividends on preferred securities of subsidiary trust        -           (36)
                                                                          --------   ---------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                          (385)        869
                                                                          --------   ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (242)         19
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 1,245         401
                                                                          --------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  1,003   $     420
                                                                          ========   =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


1.   BASIS OF PRESENTATION

        General

               These interim unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited Condensed Consolidated Balance Sheets and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items, net, except for those required to be reported as discontinued operations in conformity with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") in the unaudited Condensed Consolidated Statements of Operations. Cash used for reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows.

               These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 26 week period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the 2002 fiscal year ending January 29, 2003. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2002, filed with the SEC on May 15, 2002.

               Reclassifications

               Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation.

2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

               In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 will be effective for our fiscal year beginning January 30, 2003. We have not yet determined the impact, if any, of the adoption of SFAS No. 143.

               We are currently reviewing SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in May 2002. The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they meet the criteria of unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


               In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

3.   PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

               We decided to seek judicial reorganization based upon a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter of the 2001 fiscal year, the evaporation of the surety bond market and erosion of supplier confidence. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility. As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

               At first day hearings held on January 22 and 25, 2002, the Court entered orders granting authority to Kmart to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations and to honor customer service programs, including warranty returns, layaways and gift certificates. On January 25, 2002, the Court also gave interim approval for $1.15 billion of a $2 billion senior secured debtor-in-possession financing facility ("DIP Credit Facility") for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility underwritten by JP Morgan Chase Bank, Fleet Retail Finance, Inc., General Electric Capital Corporation and Credit Suisse First Boston to supplement our cash flow from operations during the reorganization process. The DIP Credit Facility was amended and approved by the Court on August 29, 2002, to provide additional flexibility under the financial covenant contained therein that requires certain minimum levels of cumulative earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA"). The DIP Credit Facility requires that we maintain certain other financial covenants and restrict liens, indebtedness, capital expenditures, dividend payments and sales of assets.

               Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Kmart generally may not be enforced. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2003 or 2004, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to solicit a plan of reorganization for 120 days. On July 24, 2002, the Court approved our request to extend the period during which we have the exclusive right to file a plan of reorganization and the period in which we have the exclusive right to solicit acceptances with respect to any plan we may timely file until February 28, 2003 and April 22, 2003, respectively. If the Debtors fail to file a plan of reorganization during such period (as such period may be extended) or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization must be confirmed by the Court, upon certain findings being made by the Court which are

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


     required by the Bankruptcy Code. The Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

               Under the Bankruptcy Code, we may assume or reject executory contracts and unexpired leases, including our store leases, subject to the approval of the Court and our satisfaction of certain other requirements. In the event we choose to reject an executory contract or unexpired lease, parties affected by these rejections may file claims with the court-appointed claims agent as proscribed by the Bankruptcy Code and/or orders of the Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require Kmart to cure all prior defaults under such executory contract or lease, including all pre-petition liabilities. In this regard, we expect that liabilities that will be subject to compromise through the Chapter 11 process will arise in the future as a result of the rejection of additional executory contracts and/or unexpired leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of additional executory contracts may convert liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty. Kmart has incurred, and will continue to incur, significant costs associated with the reorganization.

               On April 15, 2002, we filed with the Court schedules of assets and liabilities and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules and the statements of financial affairs are subject to further amendment or modification. The deadline for creditors to file proofs of claim with the court-appointed claims agent was July 31, 2002, with certain limited exceptions for extensions granted by the Court. Differences between amounts scheduled by Kmart and claims by creditors will be investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of creditors of the Debtors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

               The United States Trustee has appointed an unsecured creditors committee, a financial institutions committee and an equity holders committee. These official committees and their legal representatives often take positions on matters that come before the Court, and are the most likely entities with which Kmart will negotiate the terms of a plan of reorganization. There can be no assurance that these committees will support Kmart's positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between Kmart and these committees could protract the bankruptcy proceedings, could negatively impact Kmart's ability to operate during bankruptcy and could delay Kmart's emergence from bankruptcy.

               We have filed numerous motions in the Chapter 11 case whereby we were granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for our reorganization efforts. In addition to motions pertaining to store closure and real estate disposition matters, we have obtained orders providing for, among other things, (i) implementation of a key employee retention and incentive program, (ii) authorization of a second lien for vendors in connection with our secured inventory trade credit program, (iii) authorization of a settlement agreement with our sureties who support our self-insurance program and state licensing requirements, (iv) the extension of time to assume or reject leases, (v) implementation of uniform procedures for resolving or otherwise liquidating our numerous pre-petition personal injury actions,
     (vi) implementation of uniform procedures for resolving or otherwise liquidating numerous mechanics and materialmen's liens, (vii) approval of standing bidding procedures to be utilized in connection with asset sales,
     (viii) authority to compromise or settle certain classes of deminimis controversy and allow claims without further court approval, (ix) approval of procedures to sell certain deminimis assets free and clear of liens, claims and encumbrances and to pay market rate broker commissions in connection with such sales without further court approval and (x) assumption of agreements with our key brand partners.

               At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

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

               The ability of Kmart to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

          - developing a long-term strategy and/or market niche to revitalize our business and return Kmart to profitability;

          - taking appropriate action to offset the negative effects that the Chapter 11 filing has had on our business, including the loss in customer traffic and the impairment of vendor relations;

          - operating within the framework of our DIP Credit Facility, including its limitations on capital expenditures, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms;

          - attracting, motivating and/or retaining key executives and associates; and

          - developing and, thereafter, having confirmed by the Court, a plan of reorganization.

               These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer.

               A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

4.   2002 COST REDUCTION INITIATIVE

               On August 19, 2002, we announced a cost reduction initiative aimed at realigning our organization to reflect our current business needs following the completion of the 283 store closures. We eliminated approximately 400 positions at our corporate headquarters and approximately 50 positions nationally that provide corporate support. As a result of the job eliminations we recorded a charge of $15 in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The charge includes severance, outplacement services and continuation of healthcare benefits in accordance with the severance plan provisions of our Key Employee Retention Plan ("KERP"), which was approved by the Court in March 2002. This charge is included in Charges for BlueLight.com and other in our unaudited Condensed Consolidated Statements of Operations.

5.   DISCONTINUED OPERATIONS

               During the second quarter of fiscal year 2002, we recorded a non-cash credit of $20 to reduce reserves for our remaining lease obligations for the Builder's Square, Inc., Hechinger Company, Pace Membership Warehouse, Inc. and Furr's Restaurants locations. The $20 credit primarily relates to adjustments to our estimated allowable claims for the lease obligations.

6.   REORGANIZATION ITEMS, NET

               Reorganization items, net represent amounts we incurred as a direct result of our Chapter 11 filing and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 and 26 weeks ended July 31, 2002, respectively, the following amounts have been recorded:

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                           13 Weeks    26 Weeks
                                                             Ended       Ended
                                                           ---------    -------
             2002 store closings                              $ (10)      $ 218
             Professional fees                                    29         67
             Employee costs                                       37         63
             Settlement of pre-petition liabilities             (20)       (34)
             Sale of pharmacy lists                              (1)       (18)
             Interest income                                     (5)        (9)
             Lease auction                                       (2)        (2)
             Other                                              (15)        (7)
                                                           ---------    -------
                Reorganization items, net                       $ 13       $278
                                                           =========    =======


               The following paragraphs provide additional information relating to costs that were recorded in the line Reorganization items, net in our unaudited Condensed Consolidated Statement of Operations for the 13 and 26 week periods ended July 31, 2002:

     2002 store closings

               On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. All of the stores were closed as of June 2, 2002.

               The results of operations of stores that have been closed are reported in discontinued operations in accordance with SFAS No. 144 when a) the operations and cash flows of the stores have been (or will be) eliminated from our ongoing operations and b) we will not have any significant continuing involvement in the operations of the stores after the closure.

               We have evaluated the 283 stores closed during the second quarter and determined that in substantially all the cases, the operations and cash flows of the store will not be eliminated from our ongoing operations. The results of operations of the limited number of stores that were considered to be discontinued operations, based upon both quantitative and qualitative factors, were not considered to be material for separate presentation in the unaudited Condensed Consolidated Statement of Operations.

               As a result of our conclusion that the 283 stores should be reported in continuing operations, for the 13 and 26 week periods ending July 31, 2002, we recorded ($10) and $218, respectively, for expenses related to store closings in fiscal year 2002 to our Reorganization items, net. We charged $228 to our closed store reserve for allowable claims related to lease terminations and other costs and reclassified $144 of capital lease obligations to the closed store reserve during the first quarter of fiscal 2002. During the second quarter of fiscal 2002, we recorded a credit of $10 to adjust our estimated allowable claims. The closed store reserve is included in the line Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of July 31, 2002. The reserve for estimated costs was recorded in accordance with EITF 94-3. See Note 15 for a summary of reserve activity.

     Professional  fees

               For the 13 and 26 week periods ended July 31, 2002, we recorded $29 and $67, respectively, for professional fees. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

     Employee costs

               In March 2002, we received Court approval to implement the KERP which provides cash incentives and certain benefits to key members of our salaried management team. The retention program provisions of the KERP are expected to encourage employees to continue

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

     their employment with Kmart through the reorganization process. For the 13 and 26 week periods ended July 31, 2002, we recorded charges of $37 and $63, respectively, for the KERP bonuses and retention bonuses for associates in our 283 stores that were closed.

     Settlement of pre-petition liabilities

               For the 13 and 26 week periods ended July 31, 2002, we recorded gains of $20 and $34, respectively, representing the difference between the settlement value of certain pre-petition obligations and the amounts recorded for allowable claims, primarily related to lease termination agreements between Kmart and its landlords.

     Lease auction

               Kmart and certain subsidiaries entered into several Asset Purchase and Designation Rights Agreements ("Agreements") with Kimco Realty Corporation, Schottenstein Stores Corporation and Klaff Realty, LP and other purchasers ("Purchasers"), in accordance with the bidding procedures order entered on May 10, 2002. Under the terms of the Agreements we have agreed to sell to the Purchasers either the designation rights with respect to, or our interest in, 57 leaseholds for closed stores. During the designation period, as defined under the Agreements, the Purchasers of designation rights shall have the sole, exclusive and continuing right to select, identify and designate (i) which leases shall be assumed and assigned or subleased, and to whom and (ii) which properties shall be excluded from the transaction.

               In consideration for the leasehold and designation rights acquisitions, the Purchasers are obligated to pay $46, of which $12 was paid in cash during the second quarter of fiscal 2002. The remaining $34 is to be paid as the Purchaser receives net proceeds from the sale or assignment of the properties, but not later than December 31, 2002. The Purchasers, are responsible for paying all carrying costs related to such properties during the designation period in accordance with the Agreements. In addition, we may be entitled to additional proceeds in the event that designation rights transactions exceed a specified level of proceeds.

               A pro-rata portion of the guaranteed proceeds of $46 will be recognized into income at either the date of the closing on the property assignment, when we are informed by the Purchasers of their intention to exclude certain leaseholds from future assignments, upon termination of the lease or upon expiration of the designation rights period. At the time we are legally released as the primary obligor under the lease agreement, the allowed claim amount established in connection with the Court's approval of our plan to close and reject the lease shall be reversed. Both the income from the sale of the designation rights and the reversal of the allowed claim amount are reported in the unaudited Condensed Consolidated Statement of Operations as reorganization items.

               During the second quarter of fiscal 2002, two leases have been terminated and one has been excluded, resulting in the recognition of $2 of proceeds from the sale of designation rights. The remaining funds received have been deferred and will be recognized in our unaudited Condensed Consolidated Statement of Operations as the performance criteria associated with these funds are completed.

     Other reorganization items

               For the 13 and 26 week periods ended July 31, 2002, we recorded gains of $1 and $18 for the sale of pharmacy lists and $5 and $9 for interest income earned on excess cash balances, respectively. We also recorded credits of $15 and $7 for the 13 and 26 week periods ended July 31, 2002, respectively, primarily to adjust our estimated allowable lease obligation claims.

7.   MARKDOWNS FOR INVENTORY LIQUIDATION

               For the 13 and 26 week periods ended July 31, 2002, we recorded charges of $27 and $785, respectively, to write-down inventory liquidated at our 283 closing stores to net realizable value, given the accelerated liquidation

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

     strategy. This charge is included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

               For the year, $348 of the charge was recorded relating to the write-down of inventory initially existing at the closing stores to its estimated selling value in connection with liquidation sales in the 283 stores. During the liquidation sale the actual markdowns required to liquidate the inventory were lower than expected. As a result, in the second quarter, we recorded a credit of $36 to adjust our estimate. In addition, $117 of the charge related to liquidation fees and expenses associated with the disposition of inventory through the liquidation sales at the 283 closing stores, of which $9 was recorded in the second quarter.

               The remaining $320 was recorded relating to the acceleration of markdowns on approximately 107,000 stock keeping units ("SKUs"), the majority of which were transferred from our remaining open stores to the 283 closing stores and included in the liquidation sales. The liquidation of these SKUs required higher markdowns than anticipated, accordingly, an adjustment of $54 was recorded in the second quarter of 2002. The SKUs that were not transferred from our remaining open stores to the closing stores as part of the liquidation sales are no longer carried as part of our product assortment in our remaining open stores and have been further reduced to their adjusted net realizable value.

               The following table summarizes the components of the charge for markdowns for inventory liquidation during the 26 week period ended July 31, 2002:


                                                       Writedown                       Accelerated
                                                     of Inventory                        Markdown
                                                      in the 283      Liquidator             of
                                                        Closing        Fees and        Discontinued
                                                         Stores         Expenses            SKUs          Total
                                                     ----------       ----------       -----------        -----
     First Quarter                                        $ 384            $ 108             $ 266        $ 758

     Second Quarter
       Adjustments for actual selling values                (36)               -                54           18
       Additional fees and expenses                           -                9                 -            9
                                                     ----------        ---------       -----------        -----
     Total                                                $ 348            $ 117             $ 320        $ 785
                                                     ==========        =========       ===========        =====


8.   ADJUSTMENTS RELATED TO PRIOR PERIODS

               Included in the current period operating results are charges totaling $90, primarily relating to prior fiscal years. Such adjustments include the write-off of $57 of costs formerly capitalized into inventory. Inventory included amounts added for internal purposes to comparably analyze gross margin across all business units and to optimize purchasing decisions. These amounts are commonly referred to in the retail industry as "inventory loads." Largely, they represent costs of sales accrued at the time of purchase (e.g. royalties and internal buying commissions) or amounts loaded to add consistency to business practices (e.g. defective import merchandise which cannot be returned and advertising costs not supported by vendors). These inventory loads should have been fully-eliminated for external reporting purposes. The current period adjustment establishes a reserve to fully offset the current level of inventory loads remaining in our inventory balance at July 31, 2002. The remaining $33 relates to other miscellaneous adjustments.

               Due to their classification as SG&A, advertising cost loads not directly related to third party contracts have had the impact of increasing cost of sales, buying and occupancy expenses and reducing SG&A expenses by $16 and $33 for the 13 and 26 weeks ended July 31, 2002. Similarly, such amounts in prior years totaled $14 and $27 for the 13 and 26 weeks ended August 1, 2001.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


9.   COMPREHENSIVE LOSS

               Comprehensive loss represents net loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. Net loss and comprehensive loss are equivalent for all periods presented.


10.  INTEREST EXPENSE, NET

               Interest income of $1 and $2 is included in the line Interest expense, net in the unaudited Condensed Consolidated Statements of Operations for each of the 13 and 26 week periods ended July 31, 2002, respectively. Interest income of $2 and $3 is included in the line Interest expense, net in the unaudited Condensed Consolidated Statements of Operations for each of the 13 and 26 week periods ended August 1, 2001, respectively. Interest income earned as a result of excess cash balances due to the Chapter 11 filing are recorded in the line Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations, see
     Note 6.

               As of the Petition Date, we ceased accruing interest on unsecured pre-petition debt classified as Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets in accordance with SOP 90-7. Interest at the stated contractual amount on unsecured debt that was not charged to results of operations for the 13 and 26 week periods ended July 31, 2002 was approximately $68 and $137, respectively.

11.  RELATED PARTY DISCLOSURE

               Commencing March 2002, Kmart engaged various services of JA&A Services, a consulting firm, whose Chairman and another Principal hold executive officer positions within Kmart. Specifically, their Chairman, Al Koch, currently serves as our Chief Financial Officer, and another Principal, Ted Stenger, currently serves as our Treasurer. For the 13 and 26 week periods ended July 31, 2002, we recorded expenses for such services totaling $7 and $9, respectively. Fees paid to the firm aggregated approximately $1 and $2 for the 13 and 26 week periods ended July 31, 2002, respectively, for services rendered under the consulting agreement. In addition to hourly fees and expenses, JA&A Services will also receive an annual performance fee of 0.75% of EBITDA for each year services are rendered under terms of the agreement.

12.  LIABILITIES SUBJECT TO COMPROMISE

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

               Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was July 31, 2002. Amounts that we have recorded may be different than amounts filed by our creditors. The number and amount of allowable claims cannot be presently ascertained. An estimated 45,000 claims were filed as of July 31, 2002 of an estimated 1.1 million notices sent to constituents. The claims reconciliation process may result in adjustments to allowable claims.

               The following table summarizes the components of Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets as of July 31, 2002 and as of January 30, 2002:

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                    July 31,         January 30,
                                                      2002              2002
                                                    --------         -----------
Debt and notes payable                               $3,327              $3,346
Accounts payable                                      2,398               3,058
Closed store reserves                                   747                 484
General liability and workers compensation              288                 312
Pension obligation                                      185                 195
Taxes payable                                           160                 149
Other liabilities                                       271                 516
                                                    --------         -----------
     Total liabilities subject to compromise         $7,376              $8,060
                                                    ========         ===========



               Following is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through July 31, 2002:

                                                                                            Cumulative
                                                                                          since Petition
                                                                                               Date
                                                                                          --------------
Balance, Petition Date                                                                           $8,551
First day court orders authorizing payment of employee wages, benefits and other
   employee obligations, sales and use taxes and payments to critical vendors                      (833)
Adjustment to general liability and workers compensation accruals                                  (174)
Adjustments to closed store reserves                                                                 97
Revisions to estimated allowed claim amounts                                                       (108)
Court order authorizing payment of additional trade accounts payable                                (59)
Gain on settlement  of pre-petition liabilities                                                     (34)
Other                                                                                               (64)
                                                                                          --------------
Balance, end of period                                                                           $7,376
                                                                                          ==============


13.  EMPLOYEE SEVERANCE AND VERP

               During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax), which is included in our unaudited Condensed Consolidated Statement of Operations for the quarter ended August 1, 2001 in the line item Charges for BlueLight.com and other. The charge related to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Of the charge, $19 was reserved for and paid out of our general corporate assets, including benefits for highly-compensated employees accepting the VERP offer, and the remaining $4 was paid out of the Kmart Employee Pension Plan. See Note 15 for a summary of reserve activity.

14.  RESTRUCTURING OF BLUELIGHT.COM

               We recorded a $92 charge ($73, net of tax) related to our e-commerce site, BlueLight.com, in the second quarter of fiscal 2001, comprised of $41 for the impairment of our investment in BlueLight.com and $51 for the restructuring of our e-commerce business. These charges are included in the line Charges for BlueLight.com and other in our unaudited Condensed Consolidated Statements of Operations.

               Based upon the changing environment for the internet businesses, in which the ability for internet businesses to raise capital was restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com.

               The initial step was executed by acquiring the remaining 40% interest in BlueLight.com, LLC, principally through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company. BlueLight.com, Inc. and BlueLight.com LLC (hereinafter together or individually, "BlueLight.com") then became wholly-owned subsidiaries of Kmart, which allowed us to execute our restructuring plan. The purchase price of the

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


     additional interest was $85, with $69 being satisfied through the issuance of 6.1 million unregistered shares of Kmart common stock and $16 paid in cash. Based upon the revised cash flow projections for the business, we recorded in the second quarter of fiscal 2001 a $41 charge to write-down our investment in BlueLight.com to fair value in accordance SFAS No. 144. Fair value was determined using the present value of estimated future cash flows. In connection with the acquisition the return of capital put rights were terminated, the related $62.5 liability was relieved, and the 4.4 million warrants for Kmart common stock issued to SOFTBANK and other investors were cancelled.

               Of the $51 restructuring charge, $29 related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which were located in the headquarters of BlueLight.com, and were not utilized in the restructured operations. These assets were reduced to the lower of carrying amount or fair value less cost to sell in accordance with SFAS No. 144. Fair value was determined using the present value of estimated future cash flows. Liabilities for lease terminations, contract terminations and other costs totaling $22 were established as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. See Note 15 for a summary of reserve activity.

               The results of BlueLight.com's operations were fully consolidated in our financial statements commencing July 31, 2001.

15.  RESTRUCTURING RESERVE ACTIVITY

               The following table provides information regarding reserve activity during the 26 week periods ended July 31, 2002 and August 1, 2001, respectively, for the fiscal year 2000 strategic actions charge, the fiscal year 2001 employee severance and VERP charge, the fiscal year 2001 BlueLight.com restructuring charge, the fiscal year 2001 supply chain restructuring charge and the fiscal year 2002 store closings charge. Reserves established in connection with the fiscal 2002 store closings charge are composed of $228 relating to lease rejections. Please refer to our 2001 Annual Report on Form 10-K for the fiscal year ended January 30, 2002, which was filed with the SEC on May 15, 2002, for a discussion of the 2001 supply chain and 2000 strategic actions charges. The liabilities aggregated $437 and $185 at July 31, 2002 and August 1, 2001, respectively.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                                        26 Weeks Ended
                                          ------------------------------------------------------------------------------------------
                                                               July 31,                                        August 1,
                                                                 2002                                            2001
                                          -------------------------------------------------   -------------------------------------
                                                           2001          2001        2000          2001          2001       2000
                                           2002 Store    BlueLight       Supply    Strategic       VERP/       BlueLight  Strategic
                                            Closings       .com          Chain      Actions      Severance       .com      Actions
                                          ------------  ----------   ----------  -----------   -------------  ---------- -----------
Balance, beginning of year                    $ -          $ 18          $ 11        $ 98           $ -           $ -        $177

Additions charged to operations               228             -             2           -            19            22           -
Reclassifications                             144             -             -           -             -             -           -
                                             ----          ----          ----        ----          ----          ----        ----
Total additions                               372             -             2           -            19            92           -

Reductions:
  Cash payments:
    Lease obligations                          17             -             -           5             -             -          19
    Employee costs                              -             -             5           -            14             -           -
    Contractual obligations                     -             1             -           -             -             -           -
    Other costs                                 -             -             -           -             -             -           -
Non-cash reductions:
    Adjustments                                14             -             -           2             -             -           -
    Pre-petition liability settlements         15             -             5           -             -             -           -
                                             ----          ----          ----        ----          ----          ----        ----

Balance, end of period                       $326          $ 17          $  3        $ 91          $  5          $ 22        $158
                                             ====          ====          ====        ====          ====          ====        ====

16. INVENTORIES AND COST OF MERCHANDISE SOLD

         A substantial portion of our inventory is accounted for using the last-in, first-out ("LIFO") method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim unaudited Condensed Consolidated Financial Statements. Inventories valued on LIFO at July 31, 2002, August 1, 2001 and January 30, 2002 were $269, $194 and $269 lower, respectively, than the amounts that would have been reported under the first-in, first-out method.

17. INVESTMENTS IN AFFILIATED RETAIL COMPANIES

    Meldisco

          All Kmart footwear departments are operated under a license agreement with the Meldisco subsidiaries of Footstar, Inc. ("FTS"), substantially all of which are 49% owned by Kmart and 51% owned by FTS.

         The following table summarizes net sales, gross margin and net income for the 13 and 26 week periods ended July 31, 2002 and August 31, 2001.

                                       13 Weeks Ended                                26 Weeks Ended
                            ------------------------------------         --------------------------------------
                                 July 31,          August 1,                  July 31,            August 1,
                                  2002               2001                       2002                2001
                            ----------------  ------------------         ------------------  ------------------
Net sales                               $290                $323                       $596                $611
Gross margin                             142                 160                        280                 296
Net income                                23                  29                         39                  47

BlueLight.com

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


         On July 31, 2001, we acquired the remaining 40% interest in BlueLight.com, and BlueLight.com's operations were fully consolidated into our financial statements. The following table summarizes net sales, gross margin and net loss for the 13 and 26 week periods ended August 1, 2001. See
    Note 14.

                                                      August 1, 2001
                                               13 Weeks            26 Weeks
                                                Ended               Ended
                                          -------------------  ------------------
 Net sales                                        $  4                $  8
 Gross margin                                        -                   1
 Net loss                                          (25)                (55)

    Penske

         On April 9, 2002, we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby Penske and Kmart worked together to wind-down operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to close the business as of April 6, 2002. This matter did not have a material adverse affect on our liquidity, financial position or results of operations for the 26 weeks ended July 31, 2002.

18. LOSS PER SHARE

         Net loss per common share is computed as follows:

                                                                  13 Weeks Ended                      26 Weeks Ended
                                                         --------------------------------    ---------------------------------
                                                         July 31, 2002    August  1, 2001    July 31, 2002      August 1, 2001
                                                         -------------    ---------------    -------------      --------------
Basic/Diluted loss per common share:
    Net loss from continuing operations                    $    (397)        $    (377)        $  (1,846)          $    (610)
    Discontinued operations                                       20                 -                20                   -
                                                           ---------         ---------         ---------           ---------
    Net loss                                               $    (377)        $    (377)        $  (1,826)          $    (610)
                                                           =========         =========         =========           =========

Basic/Diluted weighted average shares outstanding              502.7             490.6             502.8               489.6
    Basic/Diluted loss per common share:
    Net loss from continuing operations:                   $   (0.79)        $   (0.77)        $   (3.67)          $   (1.25)
    Discontinued operations                                     0.04                 -              0.04                   -
                                                           ---------         ---------         ---------           ---------
Net loss                                                   $   (0.75)        $   (0.77)        $   (3.63)          $   (1.25)
                                                           =========         =========         =========           =========

         We calculate loss per share in accordance with SFAS No. 128, "Earnings Per Share." In all periods presented net losses were incurred, therefore dilutive common stock equivalents were not used in the calculation of earnings per share as they would have an anti-dilutive effect. Options to purchase 51.4 million and 60.0 million shares of common stock at prices ranging from $4.86 to $26.03 and $5.34 to $26.03 were excluded from the calculations for the 13 and 26 week periods ended July 31, 2002 and August 1, 2001, respectively. The calculations also exclude the effect of trust convertible preferred securities. For the 13 and 26 week periods ended July 31, 2002 and August 1, 2001, respectively, diluted shares outstanding exclude approximately 59.9 million common shares from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect.

19. INCOME TAXES

         In the fourth quarter of fiscal 2001, we recorded a valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


20. OTHER COMMITMENTS AND CONTINGENCIES

    Guarantees

         As of July 31, 2002, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:

                                            Present Value of
                                             Future Lease             Gross Future
                                            Obligations @ 7%        Lease Obligations
                                          -------------------      -------------------
         The Sports Authority, Inc.                $   176              $    298
         Borders Group, Inc.                            85                   144
         OfficeMax, Inc.                                62                    90
                                                   --------             --------

Total                                              $   323              $    532
                                                   ========             ========

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

         In addition, as of July 31, 2002, we had guaranteed $72 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. These agreements expire from 2004 through 2009. Our contingent obligation is dependent on the future operating results of the parties whose debt we guarantee and is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

    Bankruptcy Proceedings

               On the Petition Date, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al., case No. 02 B 02474." Included in the unaudited Condensed Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities and results of operations of such non-filing subsidiaries are not considered material to the unaudited Condensed Consolidated Financial Statements. We retain control of our assets and are authorized to operate the business as a debtor-in-possession while being subject to the jurisdiction of the Court. As of the Petition Date, most pending litigation is stayed, and absent further order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their fair value and the equity interests of our shareholders may have no value. See Note 3. Proceedings Under Chapter 11 of the Bankruptcy Code.

    Legal Proceedings

         Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock between May 17, 2001 and January 22, 2002, inclusive, naming Charles Conaway as CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan allege that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. Kmart is not a defendant. On August 15, 2002, an amended consolidated

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


     complaint was filed that enlarged the class of persons on whose behalf the action was brought to include purchasers of Kmart securities between March 13, 2001 and May 15, 2002, and added Jeffrey N. Boyer, Mark S. Schwartz, Matthew F. Hilzinger, Martin E. Welch III and PricewaterhouseCoopers LLP as defendants.

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

               On April 26, 2002, a lawsuit was filed in the United States District Court for the Eastern District of Michigan on behalf of three limited partnerships that purchased stock of Bluelight.com, a subsidiary of Kmart, naming Charles C. Conaway, as CEO and Chairman of the Board of Kmart, as the sole defendant. The Complaint alleges that Mr. Conaway breached his fiduciary duty, took certain actions and made certain misrepresentations that induced plaintiffs to exchange their Bluelight.com stock for Kmart stock and prevented plaintiffs from realizing the market value of their stock. The complaint also alleges violations of Section 10b-5 of the Securities and Exchange Act of 1934 and Section 410 of the Michigan Uniform Securities Act. Kmart is not a defendant to this litigation.

               Kmart is a defendant in six putative class actions and one multi-plaintiff case pending in California, all relating to our classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act and the California Labor Code and our alleged failure to pay overtime wages as required by these laws. These seven wage-and-hour cases were all filed during 2001 and are currently pending in the U.S. District Court for the Eastern District of California (Henderson v. Kmart), the U.S. District Court for the Central District of California (Gulley v. Kmart, the multi-plaintiff case, which was originally brought in state court) and the Superior Courts of the State of California for the Counties of Alameda, Los Angeles and Riverside (Panossian v. Kmart, Wallace v. Kmart, Pierce v. Kmart, Hancock v. Kmart, Pryor v. Kmart). If all of these cases were determined adversely to Kmart, the resulting damages would have a material adverse impact on our results of operations and financial condition. However, there have been no class certifications, all of the cases are stayed as a result of Kmart's bankruptcy and, based on our initial investigations, we believe that we have numerous defenses to each of these claims. As a result, we are currently unable to quantify the financial exposure of these cases.

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

               In addition to the foregoing, there are numerous matters filed with the Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities. Although none of these individual matters which have been filed to date have had or are expected to have a material adverse effect on Kmart, our ability to successfully manage the reorganization process and develop an acceptable reorganization plan could be negatively impacted by adverse determinations by the Court on certain of these matters.

     Investigative Matters

               Kmart has been provided with copies of anonymous letters sent to the SEC, our auditors, directors and legal counsel expressing concern with respect to various matters. The letters purport to be sent by certain of our employees. The letters have been referred to the Audit Committee, which has engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U. S. Attorney's office for the Eastern District of Michigan with respect to their investigations of these matters. In that regard, the staff of the SEC has expressed concerns with respect to the manner in which we recorded vendor allowances prior to the change in accounting principle at the end of fiscal 2001, as well as the Staff's intention to continue to pursue its investigation of these matters. The bar date with respect to the filing of claims by the SEC has been extended to October 29, 2002, with our consent. In addition, in July of 2002 The United States House

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


     Energy and Commerce Committee (the "House Committee") requested that numerous public companies, including Kmart, provide documentation regarding certain governance matters. We are cooperating with the House Committee with respect to their inquiry.

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

               On May 29, 2002, the Court authorized our business relationship with Sesame Workshop. Motions were approved allowing Kmart to assume our license agreement with Sesame Workshop for Sesame Street infants and children's apparel.

               On July 24, 2002 the Court approved our motion allowing Kmart to assume our license agreement for our proprietary Route 66 apparel line.

21.  SUBSEQUENT EVENTS


               On August 29, 2002, we received approval from our lenders and the Court for an amendment to the agreement governing our $2 billion DIP Credit Facility. The amendment, which received consents from all of the participants in our DIP syndicate, adjusts the covenant requiring a minimum cumulative level of EBITDA over specified periods to provide Kmart with additional flexibility and to better reflect our sales performance since the commencement of our Chapter 11 reorganization case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


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

General Factors
-    general economic conditions,
- weather conditions, including those which affect buying patterns of our customers,
- marketplace demand for the products of our key brand partners, as well as the engagement of appropriate new brand partners,
- changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies,
- competitive pressures and other third party actions, including pressures from pricing and other promotional activities of competitors,
- our ability to timely acquire desired goods in appropriate quantities and/or fulfill labor needs at planned costs,
-    our ability to monitor properly our inventory needs and remain in-stock,
- our ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business,
-    regulatory and legal developments,
- our ability to attract, motivate and/or retain key executives and associates,
-    our ability to attract and retain customers,
-    other factors affecting business beyond our control,

Bankruptcy Related Factors

-    our ability to continue as a going concern,
-    our ability to operate pursuant to the terms of the DIP Credit Facility,
- our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding from time to time,
- our ability to develop, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases,
- risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases,
- our ability to offset the negative effects that the filing for reorganization under Chapter 11 has had on our business, including the loss in customer traffic and the constraints placed on available capital,
- our ability to obtain and maintain normal terms with vendors and service providers,
- our ability to maintain contracts, including leases, that are critical to our operations,
- the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations,
-    our ability to develop a long-term strategy and/or market niche, and
-    our ability to fund and execute our business plan.

               Consequently, all of the forward-looking statements are qualified by these cautionary statements and there can be no assurance that the results or developments anticipated will be realized or that they will have the expected effects on our business or operations. The forward-looking statements contained herein or otherwise that we make or are made on our behalf speak only as of the date of this report, or if not contained herein, as of the date when made, and we do not undertake to update these risk factors or such forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


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

OVERVIEW

               On January 22, 2002 ("Petition Date"), Kmart ("Kmart," "we" or "our") and 37 of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court") under case numbers 02 B 02462 through 02 B 02499. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. Case No. 02 B 02474."

               Under Chapter 11, we are operating our business as a debtor-in-possession. As of the Petition Date, actions to collect pre-petition indebtedness as well as most other pending litigation, are stayed and other contractual obligations against Kmart generally may not be enforced. In addition, under the Bankruptcy Code we may assume or reject executory contracts and unexpired leases, subject to approval of the Court and our satisfaction of certain other requirements. Parties affected by these rejections may file claims against the debtor in accordance with the reorganization process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

               On March 20, 2002, the Court approved the closure of 283 stores, or approximately 13% of our 2,114 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. Renegotiation of lease terms was also explored to improve store profitability and to avoid the need for closure. Shortly after receiving Court approval we commenced store closing sales, which were completed by June 2, 2002. Approximately 22,000 associates were impacted by the closures.

               On April 4, 2002, we announced that we had contracted with a firm to assist in the disposition of the leases for the 283 stores. Under the agreement, the firm assisted our internal real estate staff in identifying retailers and investors interested in an assignment and landlords interested in a termination of the leases for the closing stores.

               On June 18, 2002, we completed an auction, in which 57 out of the 283 store leases for the closed stores were sold. On June 28, 2002, the Court approved the auction and we were authorized to sell one lease and designation rights on 56 leases for consideration totaling $46. We may be entitled to additional proceeds in the event that our designation rights purchasers of 54 leases achieve a certain level of proceeds on their sale of these leases. Designation rights allow the purchasers to put the leases back to Kmart prior to any assignment of such lease. If a lease is put back to Kmart, we retain the option of rejecting the lease in Court with no obligation to return the proceeds. Of the 56 leases that we were authorized to sell designation rights, one has been assigned, two have been terminated and transactions on 4 have been excluded. In addition, pursuant to the auction and bidding procedures, we entered into lease termination agreements for 10 of the 283 leases for the aggregate amount of $2 and the waiver of certain leasehold and rejection damages claims. There was no successful bidder on the remaining leases.

               Our common stock is quoted on the New York, Pacific and Chicago Stock Exchanges. There are a number of continuing requirements that must be satisfied in order for a company's stock to remain eligible for quotation on the New York Stock Exchange ("NYSE"). These requirements include maintaining a minimum bid price of one dollar. On July 10, 2002, we received notification from the NYSE that we were not in compliance with this requirement over the previous 30 consecutive trading days as required for continued listing. To regain compliance with the listing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


requirements, our common stock must maintain a minimum bid price of one dollar for ten consecutive trading days at anytime within six months following such notice. The NYSE has informed Kmart that if we have not demonstrated compliance with this requirement we could be subject to trading suspension and delisting. We cannot give assurances that we will regain compliance in a timely fashion or at all. If we fail to satisfy the continued listing requirements of the NYSE, we anticipate that our common stock would be eligible to trade on the Over the Counter Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc.

               The ability of Kmart to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

          - developing a long-term strategy and/or market niche to revitalize our business and return Kmart to profitability;
          - taking appropriate action to offset the negative effects that the Chapter 11 filing has had on our business, including the loss in customer traffic and the impairment of vendor relations;
          - operating within the framework of our DIP Credit Facility, including its limitations on capital expenditures, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms;
          - attracting, motivating and/or retaining key executives and associates; and
          - developing and, thereafter, having confirmed by the Court, a plan of reorganization.

               These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer. See "Cautionary Statement Regarding Forward-Looking Information" above.

ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS DESCRIBED BELOW

               The following tables segregate non-comparable items from operating income as reported in the unaudited Condensed Consolidated Statements of Operations:


                                                          13 Weeks Ended           26 Weeks Ended
                                                      ----------------------    ----------------------
                                                      July 31,     August 1,    July 31,     August 1,
                                                        2002          2001        2002          2001
                                                      --------     ---------    --------     ---------
Sales                                                 $  7,519     $   8,917    $ 15,158     $  17,254

Cost of sales, buying and occupancy                      6,192         7,253      12,432        14,087
                                                      --------     ---------    --------     ---------

Gross margin                                             1,327         1,664       2,726         3,167

Selling, general and administrative expenses             1,642         2,004       3,433         3,716

Equity income (loss) in unconsolidated subsidiaries         14            (8)         19           (24)
                                                      --------     ---------    --------     ---------

Operating loss before non-comparable items                (301)         (348)       (688)         (573)

Non-comparable items:

2002 cost reduction initiative                              15           -            15           -

2002 inventory markdowns                                    27           -           785           -

Accelerated depreciation                                     9           -            27           -

Charge for BlueLight.com                                   -              92         -              92

Charge for employee severance and VERP                     -             -           -              23
                                                      --------     ---------    --------     ---------

Operating loss before reorganization items, net       $   (352)    $    (440)   $ (1,515)    $    (688)
                                                      ========     =========    ========     =========

Same-store sales %                                       (11.0%)         1.0%      (11.4%)         1.3%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


               Management uses operating loss before non-comparable items, among other metrics, to measure operating performance. It supplements and is not intended to represent a measure of performance in accordance with disclosures required by accounting principles generally accepted in the United States. The following discussion excludes non-comparable items. See the table above for a reconciliation to reported amounts and the section titled Description of non-comparable items described below:

               SAME-STORE SALES AND TOTAL SALES decreased (11.0%) and (15.7%), respectively, for the 13 weeks ended July 31, 2002 and (11.4%) and (12.1%), respectively, for the 26 weeks ended July 31, 2002, as compared to the comparable periods in the prior year. The decrease in same-store sales is primarily due to, among other factors, lower sales transactions brought on by negative customer experiences due to poor in-stock levels worsened by our filing for reorganization under Chapter 11. Same-store sales include sales of all stores open, that have been open for greater than 13 full months. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 283 stores during the second quarter of fiscal 2002.

               GROSS MARGIN decreased $337 to $1,327, for the 13 weeks ended July 31, 2002, from $1,664 for the 13 weeks ended August 1, 2001 and decreased $441 to $2,726, for the 26 weeks ended July 31, 2002, from $3,167 for the 26 weeks ended August 1, 2001. The decrease in gross margin for the 13 and 26 week periods ended July 31, 2002, is primarily attributable to the decrease in sales. Gross margin, as a percent of sales, decreased to 17.6% from 18.7% for the 13 weeks ended July 31, 2002 as compared to the same period from the previous year. The decrease in gross margin, as a percent of sales for the 13 week period ended July 31, 2002, is primarily attributable to an increase in clearance markdowns, shrinkage and store rent, partially offset by a decrease in sales of food and consumables, which carry lower margins, increased markon on regular sales as a result of the reduction in the BlueLight Always program and a decrease in promotional markdowns. For the 26 week period ended July 31, 2002, gross margin, as a percent of sales, decreased to 18.0% from 18.4%. The decrease in gross margin, as a percent of sales is primarily attributable to an increase in shrinkage, a reduction in vendor allowances due to decreased inventory purchases and an increase in store rent as a percentage of sales, partially offset by a decrease in sales of food and consumables, which carry lower margins.

               SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") includes advertising costs (net of co-op recoveries of $73 in fiscal 2002 and $71 in fiscal 2001) and decreased $362 for the 13 week period ended July 31, 2002 compared to the same period from the previous year. For the 13 weeks ended July 31, 2002, SG&A was $1,642, or 21.8% of sales, as compared to $2,004, or 22.5% of sales, for the 13 weeks ended August 1, 2001. SG&A, including advertising costs (net of co-op recoveries of $143 in fiscal 2002 and $162 in fiscal 2001) decreased $283 for the 26 weeks ended July 31, 2002 compared to the same period from the previous year. For the 26 week period ended July 31, 2002, SG&A was $3,433, or 22.6% of sales, as compared to $3,716, or 21.5% of sales, for the 26 week period ended August 1, 2001. The decrease in SG&A for the 13 and 26 week periods ended July 31, 2002, as compared to the previous year is primarily attributable to decreases in expenses for general liability claims due to a second quarter 2001 adjustment of $167 for general liability reserves to actuarial findings, lower payroll and benefits due to the closure of 283 stores in the second quarter of fiscal 2002, lower employee bonus accruals, lower utilities expense due to the closure of 283 stores and a decrease in rates, and lower depreciation expense due to the SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS NO. 144"), impairment charge recorded in the fourth quarter of fiscal 2001. In addition, the decrease in SG&A for the 26 week period ended July 31, 2002, was partially offset by an increase in advertising expense due to lower co-op recoveries. The increase in SG&A, as a percent of sales, for the 26 week periods ended July 31, 2002 is primarily attributable to the decrease in total sales compared to the same period from the previous year.

               OPERATING LOSS for the 13 weeks ended July 31, 2002 was ($301), or (4.0%) of sales, as compared to operating loss of ($348), or (3.9%) of sales, for the same period of the prior year. Operating loss for the 26 weeks ended July 31, 2002 was ($688), or (4.5%) of sales, as compared to operating loss of ($573), or (3.3%) of sales, for the same period of the previous year. The increase in operating loss for the 26 week period ended July 31, 2002, is attributable to lower sales and a lower gross margin rate, partially offset by a decrease in SG&A expenses as discussed above. Conversely, operating results for the 13 week period ended July 31, 2002, improved by $47 primarily related to a decrease in general liability discussed above, partially offset by prior period adjustments totalling $90. See Adjustments Related to Prior Periods below.

               NET INTEREST EXPENSE for the 13 weeks ended July 31, 2002 and August 1, 2001 was $32 and $88, respectively. Included in net interest expense for the 13 weeks ended July 31, 2002 and August 1, 2001, is interest income of $1 and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


$2, respectively. Net interest expense for the 26 weeks ended July 31, 2002 and August 1, 2001 was $65 and $171, respectively. Included in net interest expense for the 26 weeks ended July 31, 2002 and August 1, 2001 is interest income of $2 and $3, respectively.

               EFFECTIVE INCOME TAX rate was (0.0%) and (30.9%) for the 13 weeks ended July 31, 2002 and August 1, 2001, respectively. For the 26 week periods ending July 31, 2002 and August 1, 2001, the effective income tax rate was (0.8%) and (31.7%), respectively. In the fourth quarter of fiscal 2001, we recorded a valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain. We have continued to maintain a valuation allowance against our net deferred tax assets, and accordingly, we have not recognized any tax benefit from our losses in fiscal 2002. The $12 tax benefit recorded in the first quarter of fiscal 2002 relates primarily to amounts now refundable to Kmart as a result of the Job Creation and Worker Assistance Act of 2002 which was enacted in the first quarter of fiscal 2002.

LIQUIDITY AND FINANCIAL CONDITION

               Shortly after the Petition Date, in conjunction with our filing under Chapter 11, we entered into a $2 billion debtor-in-possession financing facility ("DIP Credit Facility"). On the Petition Date, the Court gave interim approval authorizing borrowings up to $1.15 billion of the DIP Credit Facility for the payment of certain pre-petition claims and the funding of working capital and other general operating needs. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility. The DIP Credit Facility is a revolving credit facility under which Kmart is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded superpriority claim status in the Chapter 11 case and is collateralized by first liens on substantially all of the Debtors' assets (subject to valid and unavoidable prepetition liens and certain other permitted liens) and provides that proceeds be used for working capital needs and other general corporate purposes. The DIP Credit Facility requires that we maintain certain financial covenants and restrict liens, indebtedness, capital expenditures, dividend payments and sale of assets. On August 29, 2002 we received approval from our lenders and the Court for an amendment to certain covenants in the agreement governing our DIP Credit Facility. We are currently in compliance with the amended DIP Credit Facility financial covenants. Following the Petition Date, we have utilized cash flows from operations and the DIP Credit Facility as our primary sources of working capital. As of July 31, 2002 we had utilized $400 of the DIP Credit Facility for letters of credit issued for ongoing import purchasing operations, contractual and regulatory purposes. Total availability under the DIP Credit Facility as of July 31, 2002 is $1.50 billion.

               As of July 31, 2002, there were $393 and $652 borrowings outstanding under our $400 credit facility and $1.1 billion credit facility, respectively. These borrowings are included in Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of July 31, 2002.

               Net cash provided by operating activities for the 26 weeks ended July 31, 2002 was $319 as compared to net cash used for operating activities of $154 for the same period in 2001. The increase in cash provided by operating activities as compared to the same period of the prior year was primarily the result of an increase in accounts payable, partially offset by lower net earnings, excluding non-comparable items. The increase in accounts payable is attributable to the bankruptcy filing as pre-petition indebtedness was stayed.

               Net cash used for investing activities was $126 for the 26 weeks ended July 31, 2002 compared to $696 for the same period in 2001. The decrease in cash used for investing activities was primarily due to restrictions on capital expenditures mandated by our DIP Credit Facility.

               Net cash used for financing activities was $385 for the 26 weeks ended July 31, 2002 compared to net cash provided by financing activities of $869 for the comparable period in 2001. The decrease in cash provided by financing activities in fiscal 2002 as compared to fiscal 2001 is primarily attributable to our bankruptcy filing for reorganization under Chapter 11. As of the Petition Date, pre-petition indebtedness was stayed resulting in substantial increases in cash balances during fiscal 2002. During the first two quarters of fiscal 2002, we have paid off $349 of borrowings outstanding at fiscal year end 2001 relating to our DIP Credit Facility and certain other pre-petition liabilities. In contrast, during the first 26 weeks of fiscal 2001, we borrowed $764 under our $1.6 billion credit facility and issued $430

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


of 9 7/8% Notes due June 2008 to finance our operations, and to paydown certain Collateralized Mortgage Backed Securities in July 2001.

               Due to the seasonal nature of the retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth quarter than any other period, a disproportionate amount of operating income and cash flows from operations is earned in the fourth quarter. Our results of operations and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented over 30% of total net sales in fiscal 2001. As a result, operating performance for the interim periods is not necessarily indicative of operating performance for the entire year. To support the higher seasonal sales volume we experience a seasonal inventory build in October and November and, as a result, our usage of credit lines is higher for this period of the year. We believe that our DIP credit facility will be adequate to support our forecasted seasonal borrowing needs.

               Our cash needs are satisfied through working capital generated by our business and funds available under our DIP Credit Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Since our filing for reorganization under Chapter 11, most of our vendors have resumed normal trade terms. As of July 24, 2002, we had, on average, 24 days of payables outstanding. In addition, while we have experienced since the filing negative same-store sales, our plans for the remainder of the year, in light of our efforts to stabilize and revitalize the business, contemplate, at a minimum, a modest improvement in our same-store sales comparison, which should have a favorable impact on our cash resources. Should, however, we experience a significant disruption of terms with our vendors, and/or the DIP Credit Facility for any reason becomes unavailable and/or actual results differ materially from those projected, our cash resources could be adversely affected.

DESCRIPTION OF NON-COMPARABLE ITEMS

               During the 26 week periods ended July 31, 2002 and August 1, 2001, respectively, we have instituted certain restructuring actions to improve our operations. A more detailed description of these non-comparable items is as follows:

2002 Cost Reduction Initiative

               On August 19, 2002, we announced a cost reduction initiative aimed at realigning our organization to reflect our current business needs following the completion of the 283 store closures. We eliminated approximately 400 positions at our corporate headquarters and approximately 50 positions nationally that provided corporate support. As a result of the job eliminations we recorded a charge of $15 in accordance with FAS No. 112, "Employers' Accounting for Postemployment Benefits." The charge includes severance, outplacement services and continuation of healthcare benefits in accordance with our Key Employee Retention Plan ("KERP"), which was approved by the Court in March 2002. This charge is included in Charges for BlueLight.com and other in our unaudited Condensed Consolidated Statements of Operations.

Markdowns for inventory liquidation

               For the 13 and 26 week periods ended July 31, 2002, we recorded charges of $27 and $785, respectively, to write-down inventory liquidated at our 283 closing stores to net realizable value, given the accelerated liquidation strategy. This charge is included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

               For the year, $348 of the charge was recorded relating to the write-down of inventory initially existing at the closing stores to its estimated selling value in connection with liquidation sales in the 283 stores. During the liquidation sale the actual markdowns required to liquidate the inventory were lower than expected. As a result, in the second quarter, we recorded a credit of $36 to adjust our estimate. In addition, $117 of the charge related to liquidation fees and expenses associated with the disposition of inventory through the liquidation sales at the 283 closing stores, of which $9 was recorded in the second quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


               The remaining $320 was recorded relating to the acceleration of markdowns on approximately 107,000 stock keeping units ("SKUs"), the majority of which were transferred from our remaining open stores to the 283 closing stores and included in the liquidation sales. The liquidation of these SKUs required higher markdowns than anticipated, accordingly, an adjustment of $54 was recorded in the second quarter of 2002. The SKUs that were not transferred from our remaining open stores to the closing stores as part of the liquidation sales are no longer carried as part of our product assortment in our remaining open stores and have been further reduced to their adjusted net realizable value.

               The following table summarizes the components of the charge for markdowns for inventory liquidation during the 26 week period ended July 31, 2002:

                                                Writedown                   Accelerated
                                               of Inventory                  Markdown
                                                 in the 283   Liquidator         of
                                                   Closing     Fees and     Discontinued
                                                    Stores     Expenses         SKUs         Total
                                               ----------------------------------------------------
First Quarter                                        $ 384        $ 108            $ 266     $ 758

Second Quarter
   Adjustments for actual selling values              (36)            -               54        18
   Additional fees and expenses                          -            9                -         9

                                               -----------    ---------    -------------    ------
Total                                                $ 348        $ 117            $ 320     $ 785
                                               ===========    =========    =============    ======



Accelerated depreciation

               On September 6, 2001, we announced that we would restructure certain aspects of our supply chain operations. Part of the restructuring included implementing new real-time distribution software across our supply chain improving product flow and efficiency. Completion of the implementation is expected by mid 2004. The existing supply chain software will continue to be utilized until replaced in 2004. Depreciation has been accelerated to reflect the revised remaining useful lives. We recorded a charge of $5 and $9 for the 13 and 26 week periods ended July 31, 2002, respectively, related to the accelerated depreciation for these assets. For the 13 and 26 week periods ended July 31, 2002, $2 of the charge is included in SG&A and $3 and $7 of the charge is included in Cost of sales, buying and occupancy, respectively, in the unaudited Condensed Consolidated Statements of Operations.

               In the fourth quarter of fiscal 2001 we recorded a non-cash charge for the impairment of long-lived assets in accordance with SFAS No. 144. Included in the charge was the write-down to fair value of long-lived assets at our 283 stores for which we received Court approval to close. Depreciation on the remaining asset values were accelerated to reflect the revised useful lives and the assets were fully-depreciated by the end of the second quarter of fiscal 2002. We recorded charges of $4 and $18 for the 13 and 26 week periods ended July 31, 2002, respectively, related to the accelerated depreciation on these assets. The charges are included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

BlueLight.com

               We recorded a $92 charge ($73, net of tax) related to our e-commerce site, BlueLight.com, in the second quarter of fiscal 2001, comprised of $41 for the impairment of our investment in BlueLight.com and $51 for the restructuring of our e-commerce business. These charges are included in the line Charges for BlueLight.com and other in our unaudited Condensed Consolidated Statements of Operations.

               Based upon the changing environment for internet businesses, in which the ability for such businesses to raise capital was restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com.

               The initial step was executed by acquiring the remaining 40% interest in BlueLight.com, LLC, through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company. BlueLight.com, Inc. and BlueLight.com LLC (hereinafter together or individually, "BlueLight.com") then became wholly-owned

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


subsidiaries of Kmart, which allowed us to execute our restructuring plan. The purchase price of the additional interest was $85, with $69 being satisfied through the issuance of 6.1 million unregistered shares of Kmart common stock and $16 paid in cash. Based upon the revised cash flow projections for the business, we recorded a $41 charge to write-down our investment in BlueLight.com to fair value in accordance SFAS No. 144. Fair value was determined using the present value of estimated future cash flows. In connection with the acquisition, the return of capital put rights were terminated, the $62.5 liability was relieved, and the 4.4 million warrants for Kmart common stock issued to SOFTBANK and other investors were cancelled.

               Of the $51 restructuring charge, $29 related to assets impaired as a result of the restructuring. These assets represent furniture and fixtures, leasehold improvements, and computer software and hardware, the majority of which were located in the headquarters of BlueLight.com, and were not utilized in the restructured operations. These assets were reduced to the lower of carrying amount or fair value less cost to sell in accordance with SFAS No. 144. Fair value was determined using the present value of estimated future cash flows. Liabilities for lease terminations, contract terminations and other costs totaling $22 were established as a result of the decision to exit the BlueLight.com headquarters building and outsource certain aspects of our overall e-commerce business, including fulfillment, technology and customer service. See
Note 15 of the unaudited Condensed Consolidated Financial Statements presented herein for a summary of reserve activity.

               The results of BlueLight.com's operations were fully consolidated in our financial statements commencing July 31, 2001.

Employee severance and VERP

               During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax), which is included in our unaudited Condensed Consolidated Statement of Operations for the quarter ended August 1, 2001 in the line item Charges for BlueLight.com and other. The charge relates to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Of the charge, $19 was reserved for and was paid out of our general corporate assets, including benefits for highly-compensated employees accepting the VERP offer, and the remaining $4 was paid out of the Kmart Employee Pension Plan.

REORGANIZATION ITEMS, NET

               Reorganization items, net represent amounts we incurred as a direct result of Chapter 11 and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 and 26 week periods ended July 31, 2002, respectively, the following have been recorded:


                                                                    13            26
                                                                   Weeks        Weeks
                                                                   Ended        Ended
                                                                  ------       ------
                      2002 store closings                          $ (10)       $ 218
                      Professional fees                               29           67
                      Employee costs                                  37           63
                      Settlement of pre-petition liabilities         (20)         (34)
                      Sale of pharmacy lists                          (1)         (18)
                      Interest income                                 (5)          (9)
                      Lease auction                                   (2)          (2)
                      Other                                          (15)          (7)
                                                                   -----        -----
                      Total                                         $ 13         $278
                                                                   =====        =====

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


               The following paragraphs provide additional information to costs that were recorded in the line Reorganization items, net in our unaudited Condensed Consolidated Statement of Operations for the 13 and 26 week periods ended July 31, 2002:

2002 store closings

               On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. All of the stores were closed as of June 2, 2002.

               The results of operations of stores that have been closed are reported in discontinued operations in accordance with SFAS No. 144 when a) the operations and cash flows of the stores have been (or will be) eliminated from our ongoing operations and b) we will not have any significant continuing involvement in the operations of the stores after the closure.

               We have evaluated the 283 stores closed during the second quarter and determined that in substantially all the cases, the operations and cash flows of the store will not be eliminated from our ongoing operations. The results of operations of the limited number of stores that were considered to be discontinued operations, based upon both quantitative and qualitative factors, were not considered to be material for separate presentation in the unaudited Condensed Consolidated Statement of Operations.

               As a result of our conclusion that the 283 stores should be reported in continuing operations, for the 13 and 26 week periods ending July 31, 2002, we recorded ($10) and $218, respectively, for expenses related to store closings in fiscal year 2002 to our Reorganization items, net. We charged $228 to our closed store reserve for allowable claims related to lease terminations and other costs and reclassified $144 of capital lease obligations to the closed store reserve during the first quarter of fiscal 2002. During the second quarter of fiscal 2002, we recorded a credit of $10 to adjust our estimated allowable claims. The closed store reserve is included in the line Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of July 31, 2002. The reserve for estimated costs was recorded in accordance with EITF 94-3. See Note 15 for a summary of reserve activity.

Professional  fees

               For the 13 and 26 week periods ended July 31 2002, we recorded $29 and $67, respectively, for professional fees. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

Employee costs

               In March 2002, we received Court approval to implement our KERP which provides cash incentives and certain benefits to key members of our salaried management team. The retention program provisions of KERP are expected to encourage employees to continue their employment with Kmart through the reorganization process. For the 13 and 26 week periods ended July 31, 2002, we recorded charges of $37 and $63, respectively, for the KERP bonuses and retention bonuses for associates in our 283 stores that were closed.

Settlement of pre-petition liabilities

               For the 13 and 26 week periods ended July 31, 2002, we recorded gains of $20 and $34, respectively, representing the difference between the settlement value of certain pre-petition obligations and the amounts recorded for allowable claims, primarily related to lease termination agreements between Kmart and its landlords.

Lease auction

               Kmart and certain subsidiaries entered into several Asset Purchase and Designation Rights Agreements ("Agreements") with Kimco Realty Corporation, Schottenstein Stores Corporation and Klaff Realty, LP and other purchasers ("Purchasers"), in accordance with the bidding procedures order entered on May 10, 2002. Under the terms

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


of the Agreements we have agreed to sell to the Purchasers either the designation rights with respect to, or our interest in, 57 leaseholds for closed stores. During the designation period, as defined under the Agreements, the Purchasers of designation rights shall have the sole, exclusive and continuing right to select, identify and designate (i) which leases shall be assumed and assigned or subleased, and to whom and (ii) which properties shall be excluded from the transaction.

               In consideration for the leasehold and designation rights acquisitions, the Purchasers are obligated to pay $46, of which $12 was paid in cash during the second quarter of fiscal 2002. The remaining $34 is to be paid as the Purchaser receives net proceeds from the sale or assignment of the properties, but not later than December 31, 2002. The Purchasers, are responsible for paying all carrying costs related to such properties during the designation period in accordance with the Agreements. In addition, we may be entitled to additional proceeds in the event that designation rights transactions exceed a specified level of proceeds.

               A pro-rata portion of the guaranteed proceeds of $46 will be recognized into income at either the effective date of the property assignment, when we are informed by the Purchasers of their intention to exclude certain leaseholds from future assignments, or upon termination or upon expiration of the designation rights period. At the time we are legally released as the primary obligor under the lease agreement, the allowed claim amount established in connection with the Court's approval of our plan to close and reject the lease shall be reversed. Both the income from the sale of the designation rights and the reversal of the allowed claim amount are reported in the unaudited Condensed Consolidated Statement of Operations as reorganization items.

               During the second quarter of fiscal 2002, two leases have been terminated and one has been excluded, resulting in the recognition of $2 of proceeds from the sale of designation rights. The remaining funds received have been deferred and will be recognized in our unaudited Condensed Consolidated Statement of Operations as the performance criteria associated with these funds are completed.

Other reorganization items

               For the 13 and 26 week periods ended July 31, 2002, we recorded gains of $1 and $18 for the sale of pharmacy lists and $5 and $9 for interest income earned on excess cash balances, respectively. We also recorded credits of $15 and $7 for the 13 and 26 week periods ended July 31, 2002, respectively, primarily to adjust our estimated allowable lease obligation claims.

DISCONTINUED OPERATIONS

               During the second quarter of fiscal year 2002 we recorded a non-cash credit of $20 to reduce reserves for our remaining lease obligations for the Builder's Square, Inc., Hechinger Company, Pace Membership Warehouse, Inc. and Furr's Restaurants locations. The $20 credit primarily relates to adjustments to our estimated allowable claims for the lease obligations.

ADJUSTMENTS RELATED TO PRIOR PERIODS

               Included in the current period operating results are charges totaling $90, primarily relating to prior fiscal years. Such adjustments include the write-off of $57 of costs formerly capitalized into inventory. Inventory included amounts added for internal purposes to comparably analyze gross margin across all business units and to optimize purchasing decisions. These amounts are commonly referred to in the retail industry as "inventory loads." Largely, they represent costs of sales accrued at the time of purchase (e.g. royalties and internal buying commissions) or amounts loaded to add consistency to business practices (e.g. import defective merchandise which cannot be returned and advertising costs not supported by vendors). These inventory loads should have been eliminated for external reporting purposes. The current period adjustment establishes a reserve to fully offset the current level of inventory loads remaining in our inventory balance at July 31, 2002. The remaining $33 relates to other miscellaneous adjustments.

               Due to their classification as SG&A, advertising cost loads not directly related to third party contracts have had the impact of increasing cost of sales, buying and occupancy expenses and reducing SG&A expenses by $16 and $33 for the 13 and 26 weeks ended July 31, 2002, respectively. Similarly, such amounts in prior years totaled $14 and $27 for the 13 and 26 weeks ended August 1, 2001, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

INTERNAL INVESTIGATION - RECENT DEVELOPMENTS

         The following sets forth recent developments that have occurred since the filing of Kmart's Annual Report on Form 10-K for fiscal year 2001 (the "2001 10-K") in connection with the internal investigation and related stewardship review being conducted under the supervision of the Audit Committee of the Board of Directors. As previously disclosed, following the receipt of anonymous letters, the Board of Directors had instructed that an internal investigation be undertaken under the supervision of the Audit Committee by outside legal counsel, with the assistance of independent accounting advisors. The 2001 10-K had reflected, as of the date of filing, the results of the investigation with respect to various accounting matters. As of the date of the filing, we believed that the investigation was complete with respect to accounting matters affecting the financial statements in the 2001 10-K. Set forth below is a discussion of certain matters relating to vendor allowances and inventories that have been investigated since the filing of the 2001 10-K.

Vendor Allowance Matters

         Since the filing of our 2002 10-K we became aware of documents that indicated that there were certain vendor allowance transactions prematurely recorded in our fiscal year 2000 fourth quarter financial statements which required investigation. In that regard, the terms of the transactions as reflected in supporting agreements with vendors, indicating that the related funds were earned by Kmart in fiscal year 2000, did not consistently reflect certain existing oral arrangements or separate written agreements with such vendors. Based on our review of underlying agreements and discussions with company personnel and vendors, we have determined that, as a result of the premature recording of vendor allowances, the fiscal year 2000 net loss was understated by approximately $38 ($26, net of tax), the fiscal year 2001 net loss was overstated by approximately $78 (both before and after taxes) including $18 ($12, net of tax) and $57 ($38, net of tax) with respect to the 13 and 26 week periods ended August 1, 2001, respectively, and results for future fiscal years would have been understated by approximately $20. We also determined that such early recognition of vendor allowances occurred in other prior fiscal periods, although the impact of such transactions on our financial statements was less significant. We have not restated our prior period financial statements due to the immaterial effect of such adjustments, particularly in the light of our filing of a voluntary petition for reorganization under Chapter 11 on January 22, 2002.

         Since the filing of our 2001 10-K, we have reviewed documents and conducted interviews relating to vendor allowance transactions that were prematurely recorded. It is important to note that although we have conducted all procedures we deemed reasonable under the circumstances to identify and quantify vendor allowances that were prematurely recorded, there can be no assurance that we have captured all of such allowance transactions. Furthermore, we believe that our ability to accurately identify prematurely recorded allowance transactions diminishes with the passage of time. We have taken actions to strengthen our internal controls concerning vendor allowance transactions.

Inventory Matters

         Following the filing of the 2001 10-K and in response to inquiries from the staff of the SEC, we have conducted an internal inventory quality review with respect to our 1999, 2000 and 2001 fiscal years. We continue to believe, following the conclusion of this review, that our inventory balances during these periods were, in all material respects, appropriately valued at the lower of cost or market and that, therefore, our financial statements require no adjustment for inventory quality matters. However, we have provided the following additional information with respect to our historical inventory markdown and reserve practices so as to enhance a reader's understanding of our financial statements as presented in Management's Discussion and Analysis in the 2001 10-K.

2000 Strategic Actions Charge and Related Matters

         During the second quarter of fiscal year 2000, we reported a $740 charge for strategic actions including the closure of certain stores, acceleration of certain inventory reductions and redefining our information technology strategy. The $740 charge included $290 for the estimated loss on disposal for the accelerated liquidation of certain discontinued product, which was characterized in Management's Discussion and Analysis of our 2001 10-K as a "non-comparable" item. During the course of the recent internal inventory review, we analyzed the assumptions of the charge related to the accelerated liquidation of the discontinued merchandise, including historical markdown cadences, or the timing for recognizing markdowns in our financial statements, for discontinued product. In carrying out such review, current management observed that the effect of an accelerated markdown cadence, combined with certain transfer costs, approximated $156. In light of these observations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


with respect to accelerated markdown cadences, current management noted that approximately $134, the remaining portion of the charge, could have been viewed as an operating item and, as such, not reported as a "non-comparable" item. Similarly, current management observes that if the $134 portion of the charge had been reflected as an operating item, it could have been recorded against an existing inventory reserve.

Inventory Valuation Reserves

         At the end of fiscal year 1999, Kmart had designated valuation reserves related to its discontinued and aged seasonal merchandise inventories of $63, as well as general reserves existing in its LIFO provision of $158. In light of these reserves, the inventory at the end of fiscal 1999 was, in the judgement of current management, properly stated at the lower of cost or market in accordance with generally accepted accounting principles. During the fourth quarter of fiscal year 2000, the $158 general reserve that existed in our LIFO valuation was recharacterized within inventory reserves as a reserve for markdowns on discontinued and aged seasonal merchandise.

         During the first quarter of 2001, we changed our method of recording the effect of permanent markdowns and began to record them as a direct reduction in the carrying value of the related inventory instead of being estimated and recorded as a valuation reserve. At that time, the then existing reserves of $172 for permanent markdowns on discontinued and aged seasonal merchandise were applied directly to the marked-down merchandise. Accordingly, a permanent markdown accrual was no longer necessary.

2001 Clearance Markdowns

         As indicated in our 2001 10-K, inventory valuation is considered to be one of our critical accounting policies as significant judgments and estimates are required in determining merchandise markdowns, among other reasons. A number of factors are considered in determining the timing and amount of merchandise markdowns including rate of product sell-through, projected future demand, and market conditions and weather conditions. The timing of such decisions may have a significant effect on quarterly financial results.

         During our recent internal inventory review, we noted that levels of clearance markdowns in the second and third quarter of 2001 appeared low in relation to historical markdown experience apparently as a result, among other things, of decisions to minimize markdown activity and related charges in light of Kmart's then operating performance. Although current management found that inventory balances had been properly stated, in all material respects, under our policy of valuing inventory at the lower of cost or market value during each of the quarterly periods of 2001, current management noted that the lower markdowns in the second and third quarters of 2001 served to increase reported earnings in those quarters and increase markdowns and decrease reported earnings in the first and fourth quarters. For example, we observed that had markdowns been taken in each quarter of 2001 in a manner which, on a percentage of sales basis, corresponded to the average of the markdowns taken, on a quarterly basis, during fiscal years 1998, 1999 and 2000, excluding the effect of special events such as store closings, the level of clearance markdowns in 2001 could have been increased by $55 and $105 in the second and third quarters, respectively, and reduced by $40 and $120 in the first and fourth quarters, respectively. The actual effect, however, that a different markdown practice could have had on our quarterly net income for the full fiscal year is difficult to predict, given the numerous other factors, estimates and assumptions that would affect our results.

OTHER MATTERS

Guarantees

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         As of July 31, 2002, we had outstanding guarantees for real property leases of certain former subsidiaries as follows:


                                            Present Value of
                                              Future Lease            Gross Future
                                            Obligations @ 7%        Lease Obligations
                                         ---------------------    ---------------------

         The Sports Authority, Inc.              $ 176                   $ 298
         Borders Group, Inc.                        85                     144
         OfficeMax, Inc.                            62                      90
                                              ----------              ----------

         Total                                   $ 323                   $ 532
                                              ==========              ==========




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

         In addition, as of July 31, 2002, we had guaranteed $72 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. These agreements expire from 2004 through 2009. Our contingent obligation is dependent on the future operating results of the parties whose debt we guarantee and is subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

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

         On May 29, 2002, the Court authorized our business relationship with Sesame Workshop. Motions were approved allowing Kmart to assume our license agreement with Sesame Workshop for Sesame Street infants and children's apparel.

         On July 24, 2002 the Court approved our motion allowing Kmart to assume our license agreement for our proprietary Route 66 apparel line.

         Our key brand partners will continue to be a key element in our merchandising and marketing initiatives. As a result, a decline in the demand for our key brands or their failure to achieve or maintain broad market acceptance, could have a material effect on our results of operations.

Penske

         On April 9, 2002, we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby all parties would work together to achieve an orderly wind-down of operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION- (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


close the business as of April 6, 2002. This matter has not had a material adverse affect on our liquidity, financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At July 31, 2002, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the DIP Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

4. CONTROLS AND PROCEDURES

         We have implemented certain enhancements, or are in the process of enhancing internal controls relating to vendor allowance transactions and inventory control. Our actions related to vendor allowances include, among others, revising the vendor allowance transaction reporting form, providing additional training to employees concerning financial reporting obligations with an emphasis on vendor allowance transactions, establishing additional internal committees to review, on a regular basis, our efforts in this area and providing additional management oversight of vendor allowances.

         With respect to inventory control, we have consolidated the responsibility for merchandise planning and replenishment functions under one executive, implemented a policy requiring that disposition strategies be prepared for all items not designated for future replenishment, developed/improved a number of exception reports to enhance our ability to prevent and/or identify potential inventory valuation issues, and have established a cross-functional senior management team to regularly review inventory control issues.

         Additionally, we recently conducted mandatory training on our Code of Conduct and have appointed new management over our internal audit department.

         We also intend to conduct a review of our internal control procedures with a view towards making improvements as deemed appropriate.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As a result of its Chapter 11 filing, Kmart has not made principal or interest payments on unsecured indebtedness incurred prior to January 22, 2002. In addition, Kmart is not permitted to pay dividends on its trust convertible preferred securities. The dividend arrearage on the trust convertible securities from December 18, 2001 through July 31, 2002 is approximately $36 million.

ITEM 5.  OTHER INFORMATION

         Kmart has made the following executive officer changes since the filing of its Annual Report on Form 10-K for the 2001 fiscal year, filed on May 15, 2002:

         William D. Underwood was appointed Executive Vice President, Kmart Sourcing and Global Operations, effective as of June 3, 2002. Kmart has entered into an employment agreement with Mr. Underwood. Previously, he was Senior Vice President, Global Operations, Corporate Brands and Quality Assurance before retiring from Kmart in May of 1999.

         Randy L. Allen has assumed a new position with Kmart. Effective as of July 15, 2002, Ms. Allen assumed the role of Senior Vice President, Strategic Planning and Business Initiatives. The terms of her employment have been amended to reflect her new non-executive officer position. Previously, she was Executive Vice President, Strategic Initiatives and Chief Diversity Officer.

         In addition to the executive officers set forth in the Annual Report on Form 10-K for the 2001 fiscal year, James E. Defebaugh, IV, serves as Senior Vice President, Chief Compliance Officer and Secretary. Mr. Defebaugh was appointed to his current position as of March 11, 2002. Previously, he was Vice President, Associate General Counsel and Secretary.

         The employment of Cecil B. Kearse, Executive Vice-President, Merchandising, was terminated effective May 31, 2002. Kmart notified Mr. Kearse that it was reserving the right to determine its rights and obligations under Mr. Kearse's employment agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit  4.1 -  Amendment to $2 Billion Senior Secured
                         Debtor-in-Possession Financing Facility, effective August 23, 2002.
         Exhibit  10.1 - Janet G. Kelley Form of 2001 Special Retention
                         Agreement.
         Exhibit  10.2 - William D. Underwood 2002 Employment Agreement.
         Exhibit  10.3 - Janet G. Kelley Promissory Note
         Exhibit  99.1 - CEO Certification pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002.
         Exhibit  99.2 - CFO Certification pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: We filed the following Current Reports on Form 8-K with the SEC during the 13 weeks ended July 31, 2002:

         1. May 9, 2002 - Notice of Filing, dated May 6, 2002, of slides presented at the Section 341 Meeting of Creditors on May 2, 2002, and the slides presented at the Section 341 Meeting of Creditors on May 2, 2002.
         2. May 23, 2002 - Monthly Operating Report for the period from March 28, 2002 to May 1, 2002, as filed with the Bankruptcy Court.
         3. June 21, 2002 - Monthly Operating Report for the period from May 2, 2002 to May 29, 2002, as filed with the Bankruptcy Court.
         4. July 22, 2002 - Monthly Operating Report for the period from May 30, 2002 to June 26, 2002, as filed with the Bankruptcy Court.

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






                               Date:              September 16, 2002
                                                  Kmart Corporation
                                        ----------------------------------------
                                                     (Registrant)


                               By:              /s/ James B. Adamson
                                        ----------------------------------------
                                                James B. Adamson
                                            CHAIRMAN OF THE BOARD AND CHIEF
                                                 EXECUTIVE OFFICER
                                            (Principal Executive Officer)

                                                   /s/ A. A. Koch
                                        ----------------------------------------
                                                     A. A. Koch
                                              CHIEF FINANCIAL OFFICER
                                           (Principal Financial Officer)

                                                 /s/ Richard J. Noechel
                                        ----------------------------------------
                                                    Richard J. Noechel
                                                   VICE PRESIDENT AND
                                                      CONTROLLER
                                            (Principal Accounting Officer)

                                 CERTIFICATIONS

CEO Certification

I, James B. Adamson, certify that:

      1.   I have reviewed this quarterly report on Form 10-Q of Kmart
           Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     Date: September 16, 2002


/s/ James B. Adamson
---------------------
James B. Adamson
Chairman of the Board and
Chief Executive Officer

CFO Certification

I, Albert A. Koch, certify that:

      1.   I have reviewed this quarterly report on Form 10-Q of Kmart
           Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     Date: September 16, 2002



/s/ Albert A. Koch
------------------
Albert A. Koch
Chief Financial Officer

                                 EXHIBIT INDEX



 EXHIBIT NO.                      EXHIBIT DESCRIPTION
 -----------                      -------------------

    4.1 - Amendment to $2 Billion Senior Secured Debtor-in Possession Financing Facility, effective August 23, 2002.

   10.1 -              Janet G. Kelley Form of 2001 Special Retention Agreement.

   10.2 -              William D. Underwood 2002 Employment Agreement.

   10.3 -              Janet G. Kelley Promissory Note

   99.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.