Form 10-Q
period 2002-10-30
KMART CORP
filed 2002-12-23
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2002
                               ----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File No. 1-327
                    -----

                                KMART CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


               Michigan                                 38-0729500
----------------------------------------   -------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or organization)                  Identification No.)

3100 West Big Beaver Road - Troy, Michigan                48084
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code         (248) 463-1000
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

                          Yes  X     No
                              ---       ---

As of December 17, 2002, 519,050,664 shares of Common Stock of Kmart Corporation were outstanding.

                                      INDEX

PART I      FINANCIAL INFORMATION                                                   PAGE
------      ---------------------                                                   ----
Item 1.     Financial Statement

            Condensed Consolidated Statements of Operations--                         3
            (Unaudited) 13 and 39 weeks ended October 30, 2002 and
            October 31, 2001 (Restated)

            Condensed Consolidated Balance Sheets--                                   4
            (Unaudited) October 30, 2002,  October 31, 2001 (Restated)
            and January 30, 2002 (Restated)

            Condensed Consolidated Statements of Cash Flows--                         5
            (Unaudited) 39 weeks ended October 30, 2002 and
            October 31, 2001 (Restated)

            Notes to Condensed Consolidated Financial                               6-25
            Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of Results of                      26-45
            Operations and Financial Condition

Item 3.     Quantitative and Qualitative Disclosures about Market Risk               46

Item 4.     Controls and Procedures                                                  47


PART II     OTHER INFORMATION
-------     -----------------


Item 3.     Defaults Upon Senior Securities                                          48

Item 5.     Other Information                                                        48

Item 6.     Exhibits and Reports on Form 8-K                                         48

            Signatures                                                               49

            Certifications                                                          50-51

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     13 WEEKS ENDED                     39 WEEKS ENDED
                                                              -----------------------------   ------------------------------
                                                                             (AS RESTATED -                   (AS RESTATED -
                                                                               SEE NOTE 1)                     SEE NOTE 1)
                                                              OCTOBER 30,      OCTOBER 31,      OCTOBER 30,    OCTOBER 31,
                                                                  2002            2001             2002           2001
                                                              ------------    ------------    ------------    ------------
Sales                                                         $      6,729    $      8,019    $     21,887    $     25,273
Cost of sales, buying and occupancy                                  5,586           6,463          18,811          20,451
                                                              ------------    ------------    ------------    ------------

Gross margin                                                         1,143           1,556           3,076           4,822
Selling, general and administrative expenses                         1,511           1,831           4,888           5,546
Equity income (loss) in unconsolidated subsidiaries                      8              11              27             (13)
Restructuring, impairments and other charges                            (6)              5               9             120
                                                              ------------    ------------    ------------    ------------

Loss before interest, income taxes, reorganization
   items and dividends on convertible preferred
   securities of subsidiary trust                                     (354)           (269)         (1,794)           (857)
Interest expense, net (contractual interest for 13
   and 39 weeks ended October 30, 2002 was $105 and
   $306, respectively)                                                  37              96             102             267
Reorganization items, net                                             --              --               278            --
Income tax benefit                                                      (7)           (127)            (19)           (362)
Dividends on convertible preferred securities of
   subsidiary trust, net of income taxes of $0, $6,
   $0 and $18 respectively (contractual dividend for
   13 and 39 weeks ended October 30, 2002 was $17 and
   $52 net of tax, respectively)                                      --                11            --                34
                                                              ------------    ------------    ------------    ------------

Net loss from continuing operations                                   (384)           (249)         (2,155)           (796)

Net gain from discontinued operations                                    1            --                37            --
                                                              ------------    ------------    ------------    ------------

Net loss                                                      $       (383)   $       (249)   $     (2,118)   $       (796)
                                                              ============    ============    ============    ============

Basic/Diluted loss per common share from
   continuing operations                                      $      (0.76)   $      (0.50)   $      (4.28)   $      (1.62)

Basic/Diluted gain per common share from
   discontinued operations                                            --              --              0.07            --
                                                              ------------    ------------    ------------    ------------

Basic/Diluted loss per common share                           $      (0.76)   $      (0.50)   $      (4.21)   $      (1.62)
                                                              ============    ============    ============    ============

Basic/Diluted weighted average shares (millions)                     502.5           497.8           502.7           492.4


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                                      (AS RESTATED -  (AS RESTATED -
                                                                                                       SEE NOTE 1)     SEE NOTE 1)
                                                                                       OCTOBER 30,      OCTOBER 31     JANUARY 30,
                                                                                          2002             2001            2002
                                                                                      -------------    -------------   -------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $         381    $         366   $       1,245
    Merchandise inventories                                                                   6,330            8,256           5,796
    Other current assets                                                                        687              763             800
                                                                                      -------------    -------------   -------------
TOTAL CURRENT ASSETS                                                                          7,398            9,385           7,841

Property and equipment, net                                                                   5,764            6,921           6,093
Other assets and deferred charges                                                               230              562             249
                                                                                      -------------    -------------   -------------
TOTAL ASSETS                                                                          $      13,392    $      16,868   $      14,183
                                                                                      =============    =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Long-term debt due within one year                                                 $        --      $         478   $        --
   Accounts payable                                                                           1,825            3,758              89
   Accrued payroll and other liabilities                                                        691            1,163             420
   Taxes other than income taxes                                                                306              271             143
                                                                                      -------------    -------------   -------------
TOTAL CURRENT LIABILITIES                                                                     2,822            5,670             652

Long-term debt and notes payable                                                                575            3,310             330
Capital lease obligations                                                                       660              881             857
Other long-term liabilities                                                                     209              916             132
                                                                                      -------------    -------------   -------------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                                   4,266           10,777           1,971

LIABILITIES SUBJECT TO COMPROMISE                                                             7,128             --             8,093

Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $883, $898 and $898, respectively)                                                          874              890             889
Common stock, $1 par value, 1,500,000,000 shares authorized;
    503,458,279, 498,416,655 and 503,294,515 shares outstanding,
    respectively                                                                                503              498             503
Capital in excess of par value                                                                1,709            1,682           1,695
(Accumulated deficit) retained earnings                                                      (1,088)           3,021           1,032
                                                                                      -------------    -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $      13,392    $      16,868   $      14,183
                                                                                      =============    =============   =============




     See accompanying Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                                                OCTOBER 30,            OCTOBER 31,
                                                                                                   2002                   2001
                                                                                               -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                                 $      (2,118)         $        (796)
      Adjustments to reconcile net loss to net cash
         used for operating activities:
                Net Gain from discontinued operations                                                    (37)                  --
                Restructuring, impairments and other charges                                             821                    268
                Reorganization items, net                                                                278                   --
                Depreciation and amortization                                                            558                    618
                Equity (income) loss in unconsolidated subsidiaries                                      (27)                    13
                Dividends received from Meldisco                                                          45                     51
                Changes in Operating Assets and Liabilities:
                  Increase in inventories                                                             (1,202)                (1,900)
                  Increase in accounts payable                                                           859                  1,562
                  Deferred income taxes and taxes payable                                                (23)                  (348)
                  Other assets                                                                            66                     64
                  Other liabilities                                                                      252                    183
                Cash used for store closings and other charges                                          (147)                  (157)
                                                                                               -------------          -------------
NET CASH USED FOR OPERATING ACTIVITIES                                                                  (675)                  (442)
                                                                                               -------------          -------------

NET CASH USED FOR REORGANIZATION ITEMS                                                                  (113)                  --
                                                                                               -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                                              (206)                (1,084)
      Investment in BlueLight.com                                                                       --                      (45)
                                                                                               -------------          -------------
NET CASH USED FOR INVESTING ACTIVITIES                                                                  (206)                (1,129)
                                                                                               -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                                                    --                    1,887
      Proceeds from DIP Credit Facility                                                                  245                   --
      Debt issuance costs                                                                                (36)                  --
      Issuance of common shares                                                                         --                       40
      Payments on debt                                                                                   (22)                  (275)
      Payments on capital lease obligations                                                              (57)                   (62)
      Payments of dividends on preferred securities of subsidiary trust                                 --                      (54)
                                                                                               -------------          -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                130                  1,536
                                                                                               -------------          -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                 (864)                   (35)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                           1,245                    401
                                                                                               -------------          -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $         381          $         366
                                                                                               =============          =============

     See accompanying Notes to Condensed Consolidated Financial Statements.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)



1.   RESTATEMENT OF PRIOR PERIODS


          As part of the review and preparation of this report on Form 10-Q for the 13 and 39 week periods ended October 30, 2002, Kmart Corporation and its Subsidiaries ("Kmart," "we" or "our") identified certain adjustments that were recorded out-of-period, while others were previously identified and described in our second quarter report on Form 10-Q, filed with the SEC on September 16, 2002. Upon review of the aggregate impact of the new, as well as the previously disclosed and recorded adjustments, we concluded that restating our financial statements for the prior periods was appropriate because the aggregate impact was material to the current estimate of our 2002 fiscal year results.

          The net effect of these adjustments on the 26 week period ended July 31, 2002 was to decrease our previously reported net loss by $92.

          The tables below show the effects of the restatements on reported losses for the prior periods presented in this Form 10-Q and which relate primarily to:

     a) Lease accrual adjustments - An understatement of historical accruals for certain leases with varying rent payments and a related understatement of historical rent expense.


     b) Accounts payable adjustments - A software programming error in Kmart's accounts payable system that resulted in some paid invoices awaiting a store report of delivery not being appropriately treated in our financial statements. This error, restricted to a single vendor with unique billing arrangements, resulted in an understatement of Cost of sales, buying and occupancy since 1999.


     c) Inventory loads - Adjustments, as previously disclosed in the 2002 second quarter report on Form 10-Q, for certain costs formerly capitalized into inventory. Inventory included amounts added for internal purposes to analyze gross margin on a comparable basis across all business units and to optimize purchasing decisions. These amounts are commonly referred to in the retail industry as "inventory loads," and should have been eliminated for external reporting purposes to the extent the related inventory remained unsold at the end of the period.

     d) Vendor allowances - The premature recording, as previously disclosed in the 2002 second quarter report on Form 10-Q, of vendor allowance transactions in fiscal year 2000 and prior fiscal years.

          In addition, given the restatement for the items noted above, Kmart is adjusting previously reported financial results for miscellaneous immaterial items that were identified and previously recorded in the ordinary course of business. These items are now being recorded in the appropriate fiscal periods.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)




          The summary of the effects of the restatement on the 13 and 39 weeks ended October 31, 2001 are presented in the tables below.


                                                                    13 Weeks Ended October 31, 2001
                                   -----------------------------------------------------------------------------------------------
                                                                            Adjustments
                                                 -------------------------------------------------------------------
                                       As           Lease         Accounts
                                   previously      accrual        payable       Inventory       Vendor                     As
                                    reported*    adjustments    adjustments       loads       allowances      Other     restated
                                   -----------------------------------------------------------------------------------------------

Sales                                  $8,019            $-             $-            $-              $-          $-        $8,019
Cost of sales, buying
   and occupancy                       $6,434            $1            $14           $15            ($20)        $19        $6,463
                                   -----------------------------------------------------------------------------------------------
Gross margin                           $1,585           ($1)          ($14)         ($15)            $20        ($19)       $1,556
Selling, general and
   administrative expenses             $1,837            $-             $-            $4              $-        ($10)       $1,831

Operating (loss) income                 ($246)          ($1)          ($14)         ($19)            $20         ($9)        ($269)

(Benefit from) pro-
    vision for
    income taxes                        ($118)           $-            ($5)          ($7)             $7         ($4)        ($127)
                                   -----------------------------------------------------------------------------------------------
Net (loss) income                       ($235)          ($1)           ($9)         ($12)            $13         ($5)        ($249)
                                   ===============================================================================================
Basic/Diluted (loss) earnings per
   common share                        ($0.47)          ($-)        ($0.02)       ($0.02)          $0.02      ($0.01)       ($0.50)
                                   ===============================================================================================


                                                                  39 Weeks Ended October 31, 2001
                                   -----------------------------------------------------------------------------------------------
                                                                            Adjustments
                                                 -------------------------------------------------------------------
                                       As           Lease         Accounts
                                   previously      accrual        payable       Inventory       Vendor                     As
                                    reported*    adjustments    adjustments       loads       allowances      Other     restated
                                   -----------------------------------------------------------------------------------------------
Sales                                 $25,273            $-             $-            $-              $-          $-       $25,273
Cost of sales, buying
   and occupancy                      $20,521            $4            $30            $6            ($84)       ($26)      $20,451
                                   -----------------------------------------------------------------------------------------------
Gross margin                           $4,752           ($4)          ($30)          ($6)            $84         $26        $4,822
Selling, general and
   administrative expenses             $5,553            $-             $-           ($6)             $-         ($1)       $5,546

Operating (loss) income                 ($934)          ($4)          ($30)           $-             $84         $27         ($857)

(Benefit from) pro-
    vision for
    income taxes                        ($390)          ($1)          ($11)           $-             $31          $9         ($362)
                                   -----------------------------------------------------------------------------------------------
Net (loss) income                       ($845)          ($3)          ($19)           $-             $53         $18         ($796)
                                   ===============================================================================================
Basic/Diluted (loss) earnings per
   common share                        ($1.72)          ($-)        ($0.04)           $-           $0.11       $0.03        ($1.62)
                                   ===============================================================================================

*As previously reported in the Form 10-Q/A for the third quarter 2001 filed on June 12, 2002.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


     The following is a summary of the effects of the restatement on our unaudited Condensed Consolidated Balance Sheets for all amounts that changed by 5% or more for the periods ended October 31, 2001 and January 30, 2002.

                                                     As
                                                 previously             As
                                                  reported           restated
                                                --------------     -------------
January 30, 2002*
  Accounts payable                                       $103                $89
  Accrued payroll and other liabilities                  $378               $430
  Other long-term liabilities                             $79               $132
  Retained earnings                                    $1,261             $1,032

October 31, 2001**
  Other assets and deferred charges                      $483               $562
  Other long-term liabilities                            $865               $916


      * - As previously reported in the Form 10-K filed on May 15, 2002.
     ** - As previously reported in the Form 10-Q/A for the third quarter 2001 filed on June 12, 2002.

     We will file Amendment No. 1 Annual Report on Form 10-K/A for the 2001 fiscal year and amended Quarterly Reports on Form 10-Q/A for the first two quarters of the 2002 fiscal year as soon as practicable.

     2.   BASIS OF PRESENTATION

     General

          These interim unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited Condensed Consolidated Balance Sheets and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items, net, except for those required to be reported as discontinued operations in conformity with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") in the unaudited Condensed Consolidated Statements of Operations. Cash used for reorganization items is disclosed separately in the unaudited Condensed Consolidated Statements of Cash Flows.

          These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 39 week period ended October 30, 2002 are not necessarily indicative of the results that may be expected for the 2002 fiscal year ending January 29, 2003. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Condensed Consolidated Financial Statements and the notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 30, 2002, to be filed with the SEC as soon as practicable.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)




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

          We decided to seek judicial reorganization based upon a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter of the 2001 fiscal year, the evaporation of the surety bond market and erosion of supplier confidence. Other factors included intense competition in the discount retailing industry, unsuccessful sales and marketing initiatives, the continuing recession, and capital market volatility. As a debtor-in-possession, Kmart is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

          At first day hearings held on January 22 and 25, 2002, the Court entered orders granting authority to Kmart to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay selected vendors and other providers for pre-petition amounts owed, and to honor customer service programs, including warranty returns, layaways and gift certificates. On January 25, 2002, the Court also gave interim approval for $1.15 billion of a $2 billion senior secured debtor-in-possession financing facility ("DIP Credit Facility") for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility underwritten by JP Morgan Chase Bank, Fleet Retail Finance, Inc., General Electric Capital Corporation and Credit Suisse First Boston to supplement our cash flow from operations during the reorganization process. The DIP Credit Facility was amended and approved by the Court on August 29, 2002, to provide additional flexibility under the financial covenant contained therein that requires certain minimum levels of cumulative earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA"). The DIP Credit Facility requires that we maintain certain other financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments and sales of assets.

          Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other pre-petition contractual obligations generally may not be enforced against Kmart. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to solicit a plan of reorganization for 120 days. On July 24, 2002, the Court approved our request to extend the period during which we have the exclusive right to file a plan of reorganization and the period in which we have the exclusive right to solicit acceptances with respect to any plan we may timely file until February 28, 2003 and April 22, 2003, respectively. Under a timeline reviewed with the Board of Directors and the three independent statutory committees in our Chapter 11 reorganization case, Kmart plans to complete a five-year business plan by the end of our 2002 fiscal year. Thereafter, we also intend to file a proposed plan of reorganization with the Court on or before February 24, 2003 and, subject to approval by the Court and the attainment of all requisite approvals, emerge from bankruptcy as soon thereafter as practicable.

          The United States Trustee has appointed an unsecured creditors' committee, a financial institutions' committee and an equity holders' committee. These official committees and their legal representatives often take positions on matters that come before the Court, and are the most likely entities with which Kmart will negotiate the terms of a plan of reorganization. There can be no assurance that these committees will support Kmart's positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between Kmart and these committees could

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


     protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy and could delay our emergence from bankruptcy.

          Kmart understands that, as a result of the trading in claims against us, certain entities or groups may have accumulated significant positions in various classes of claims. The existence of such positions, which may change from time to time, could affect our ability to obtain confirmation of a plan or, possibly, the terms thereof.

          On September 11, 2002, the United States Trustee filed an amended notice of appointment for the official committee of financial institutions pursuant to which two holders of Kmart's bond debt were added to the financial institutions committee. These holders, ESL Investments and Third Avenue Value Fund, have indicated to us that they have acquired a significant amount of our pre-petition balance sheet debt and are actively participating in the statutory committee process and the Chapter 11 cases, including with respect to supporting our emergence from Chapter 11 on the expedited timeframe we previously reported.

          There can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Court, or that any such plan(s) will be consummated; in addition, the timing of such actions may be other than currently planned by Kmart. If the Debtors fail to file a plan of reorganization during the exclusivity period described above (as such period may be extended) or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization cannot become effective until confirmed by the Court, upon certain findings being made by the Court which are required by the Bankruptcy Code. The Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. If it is determined that liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets available to satisfy them, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of Kmart's shareholders may have no value.

          In connection with the preparation of a plan of reorganization, we have engaged and continue to engage in discussions and/or negotiations with the various statutory committees, and, to the extent appropriate, with significant holders of claims or other third parties concerning the possible terms of a plan of reorganization. Kmart may also engage in discussions with such parties to determine their level of interest in facilitating a plan of reorganization. Under the possible terms of a plan of reorganization being discussed with the statutory committees representing Kmart's creditors, those creditors would not receive a full recovery of their claim amounts, the Kmart common stock would be cancelled, and the holders of such common stock would receive little or no consideration. We expect that the equity holders' committee would oppose any plan that provides no consideration to equity holders and that both creditors' committees would oppose any plan that would provide other than nominal consideration to such holders. We expect discussions to continue among ourselves, the various statutory committees, including the equity holders' committee, and other third parties as to the terms of any such consideration and cannot predict the value of the consideration, if any, that may be received by the holders of Kmart common stock pursuant to a plan of reorganization. In light of the foregoing, we consider the value of the Kmart common stock to be highly speculative and caution equity holders that the stock may ultimately be determined to have no value. Accordingly, Kmart urges that appropriate caution be exercised with respect to existing and future investments in the Kmart common stock.

          Under the Bankruptcy Code, we may assume or reject executory contracts and unexpired leases, including our store leases, subject to the approval of the Court and our satisfaction of certain other requirements. In the event we choose to reject an executory contract or unexpired lease, parties affected by these rejections may file claims with the court-appointed claims agent as proscribed by the Bankruptcy Code and/or orders of the Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require Kmart to cure all prior defaults under such executory contract or lease, including all pre-petition liabilities, some of which may be significant. In addition, in this regard, we expect that liabilities that will be subject to compromise through the Chapter 11 process will arise in the future as a result of the rejection of additional executory contracts and/or unexpired leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of additional executory contracts may convert some liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty. Kmart has incurred, and will continue to incur, significant costs associated with the reorganization.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


          On April 15, 2002, we filed with the Court schedules of assets and liabilities and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules and the statements of financial affairs are subject to further amendment or modification. The deadline for creditors to file proofs of claim with the court-appointed claims agent was July 31, 2002, with certain limited exceptions for extensions granted by the Court. Kmart plans to amend the schedules and statements of financial affairs to include the names and addresses of certain personal injury and related creditors who were inadvertently omitted from such filings and has filed a motion for an order establishing a supplemental bar date for the filing of proofs of claim by such creditors. Differences between amounts scheduled by Kmart and claims by creditors are being investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of creditors of the Debtors and claims filed, will take time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. Similarly, the ultimate distribution with respect to allowed claims is not presently ascertainable.

          On September 24, 2002, the Court approved our request to pay eligible reclamation claimants 75% of allowed reclamation claims in full satisfaction of these claims. Payments were required by November 30, 2002 or 30 days after a claimant elects to receive such payment. As of November 30, we have paid reclamation claims of $9. Alternatively, holders of allowed reclamation claims may elect to receive 100% of such claims when we emerge from Chapter 11. Vendors who elect to receive 75% of their reclamation claims are required to comply with certain terms. We estimate that there are approximately $120 of allowed reclamation claims.

          We have filed numerous motions in the Chapter 11 case whereby we were granted authority or approval with respect to various items which are required by the Bankruptcy Code and/or necessary for our reorganization efforts. In addition to motions pertaining to store closure and real estate disposition matters, we have obtained orders providing for, among other things, (i) implementation of a key employee retention and incentive program, (ii) authorization of a second lien for vendors in connection with our secured inventory trade credit program, (iii) authorization of a settlement agreement with our sureties who support our self-insurance program and state licensing requirements, (iv) the extension of time to assume or reject leases, (v) implementation of uniform procedures for resolving or otherwise liquidating our numerous pre-petition personal injury actions, (vi) implementation of uniform procedures for resolving or otherwise liquidating numerous mechanics and materialmen's liens, (vii) approval of standing bidding procedures to be utilized in connection with asset sales, (viii) authority to compromise or settle certain classes of deminimis controversy and allowed claims without further court approval,
     (ix) approval of procedures to sell certain deminimis assets free and clear of liens, claims and encumbrances and to pay market rate broker commissions in connection with such sales without further court approval and (x) assumption of agreements with our key brand partners and other key vendor partners.

          Under the priority scheme established by the Bankruptcy Code, substantially all post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery to creditors, trust convertible preferred securities holders and/or common shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization and substantial completion of claims reconciliation by Kmart and claims allowance by the Court. The amounts to be received by the various classes of creditors pursuant to a plan of reorganization will depend, among other things, upon (i) the impact of guarantees of certain pre-petition debt which were previously given by a number of Kmart's subsidiaries and (ii) the treatment of the trust convertible preferred securities holders. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy cases to each of these constituencies.

          As described above, a plan of reorganization could also result in holders of Kmart common stock receiving no distribution on account of their interests and cancellation of their interests. Holders of Kmart common stock should assume that they could receive little or no value as part of a plan of reorganization. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, Kmart considers, as described above, the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, Kmart urges that appropriate caution be exercised with respect to existing and future investments in the Kmart common stock or in any claims related to pre-petition liabilities and/or other Kmart securities.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


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

       - operating within the framework of our DIP Credit Facility, including its limitations on capital expenditures and its financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms;

       - attracting, motivating and/or retaining key executives and associates; and

       - developing and, thereafter, having confirmed by the Court, a plan of reorganization.

          These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer. See "Cautionary Statement Regarding Forward-Looking Information."

          A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

4.   2002 COST REDUCTION INITIATIVE

          On August 19, 2002, we announced a cost reduction initiative aimed at realigning our organization to reflect our current business needs following the completion of the closure of 283 stores. We eliminated approximately 400 positions at our corporate headquarters and approximately 50 positions nationally that provided corporate support. As a result of the job eliminations we recorded a charge of $15 during the second quarter of fiscal 2002. The charge includes severance, outplacement services and continuation of healthcare benefits in accordance with the severance plan provisions of our Key Employee Retention Plan ("KERP"), which was approved by the Court in March 2002. This charge is included in the line Restructuring, impairment and other charges in our unaudited Condensed Consolidated Statements of Operations.

5.   DISCONTINUED OPERATIONS

          For the 13 and 39 week periods ended October 30, 2002, we credited income for $1 and $37, respectively, primarily to reduce estimated reserves for our remaining lease obligations for the Builder's Square, Inc., Hechinger Company, Pace Membership Warehouse, Inc. and Furr's Restaurants locations. These amounts primarily related to lease settlement agreements with our landlords, adjustments to our estimated allowable claims for the lease obligations and income related to the recovery of claims through the bankruptcy of Hechinger Company.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


6.   REORGANIZATION ITEMS, NET

          Reorganization items, net represent amounts we incurred as a direct result of our Chapter 11 filing and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 and 39 weeks ended October 30, 2002, the following amounts have been recorded:

                                                       13 Weeks       39 Weeks
                                                        Ended           Ended
                                                      ---------       ---------
2002 store closings                                   $       4       $     222
Employee costs                                               20              83
Professional fees                                            14              81
Settlement of pre-petition liabilities                      (24)            (58)
Lease auction                                               (19)            (21)
Sale of pharmacy lists                                     --               (18)
Interest income                                              (1)            (10)
Other                                                         6              (1)
                                                      ---------       ---------
 Reorganization items, net                            $    --         $     278
                                                      =========       =========

          The following paragraphs provide additional information relating to costs that were reported in the line Reorganization items, net in our unaudited Condensed Consolidated Statement of Operations for the 13 and 39 week periods ended October 30, 2002:

     2002 Store Closings

          On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. All of the stores were closed as of June 2, 2002.

          SFAS No. 144 requires closed stores to be classified as discontinued operations when a) the operations and cash flows of the stores have been (or will be) eliminated from our ongoing operations and b) we will not have any significant continuing involvement in the operations of the stores after the closure. Based on these criteria, we evaluated the 283 stores closed during the second quarter and determined that in substantially all the cases, the operations and cash flows of the stores should not be eliminated from our ongoing operations. The results of operations for 28 stores were considered to be discontinued operations under the criteria set forth in SFAS No. 144, however; total Sales, Gross margin, and Selling, general and administrative expenses ("SG&A") for these stores represented less than 1% of total Sales, Gross margin and SG&A, and were not considered material for separate presentation in the unaudited Condensed Consolidated Statement of Operations.

          In conjunction with these 283 store closings, we recorded charges of $4 and $222 for expenses related to store closings during the 13 and 39 week periods ended October 30, 2002, respectively. These charges are included in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. We charged $228 to our closed store reserve for allowable claims related to lease terminations and other costs and reclassified $144 of capital lease obligations to the closed store reserve during the first quarter of fiscal 2002. During the second and third quarters of fiscal 2002, we recorded a credit of $10 and a charge of $4, respectively, to adjust our estimated allowable claims. The reserve for estimated costs was recorded in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3"). See Note 11 for a summary of reserve activity.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


     Employee Costs

          In March 2002, we received Court approval to implement the KERP which provides cash incentives and certain benefits to key members of our salaried management team. The retention program provisions of the KERP are expected to encourage employees to continue their employment with Kmart through the reorganization process. For the 13 and 39 week periods ended October 30, 2002, we recorded charges of $20 and $83, respectively, for the KERP benefits and other employee benefits for associates at our closed stores that were not covered under the KERP.

     Professional Fees

          For the 13 and 39 week periods ended October 30, 2002, we recorded $14 and $81, respectively, for professional fees. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

     Settlement of Pre-petition Liabilities

          For the 13 and 39 week periods ended October 30, 2002, we recorded gains of $24 and $58, respectively, representing the difference between the settlement value of certain pre-petition obligations and the estimated amounts recorded for allowable claims, primarily related to lease termination agreements between Kmart and its landlords.

     Lease Auction

          Kmart and certain subsidiaries entered into several Asset Purchase and Designation Rights Agreements ("Agreements") with Kimco Realty Corporation, Schottenstein Stores Corporation and Klaff Realty, LP and other purchasers ("Purchasers"), in accordance with the bidding procedures order entered by the Court on May 10, 2002. Under terms of the Agreements we agreed to sell to the Purchasers the designation rights with respect to 56 leaseholds for closed stores and our interest in the leasehold for one closed store, the Purchaser of which defaulted under its Agreement and the lease was rejected. During the designation period, as defined under the Agreements, the Purchasers of designation rights shall have the sole, exclusive and continuing right to select, identify and designate (i) which leases shall be assumed and assigned (and if assigned to whom), or terminated, and (ii) which properties shall be excluded from the transaction. During fiscal year 2002, the leaseholds on the 283 stores not covered by the Agreements have been rejected or terminated.

          In consideration for designation rights acquisitions, the Purchasers are obligated to pay $46, of which $14 and $26 were paid in cash during the 13 and 39 week periods ended October 30, 2002, respectively. The remaining $20 is to be paid as the Purchaser of the designation rights with respect to 54 leaseholds receives net proceeds from the sale or assignment of the properties, but not later than December 31, 2002. The Purchasers are responsible for paying all carrying costs related to such properties during the designation period in accordance with the Agreements. In addition, we may be entitled to additional proceeds in the event that designation rights transactions exceed a specified level of proceeds.

          A pro-rata portion of the guaranteed proceeds of $46 will be recognized as income at either the effective date of the property assignment or termination, when we are informed by the Purchasers of their intention to exclude certain leaseholds from future assignments or terminations, or upon expiration of the designation rights period. At the time we are legally released as the primary obligor under the lease agreement, the allowed claim amount established in connection with the Court's approval of our plan to close the store and reject the lease will be reversed. Both the income from the sale of the designation rights and the reversal of the allowed claim amount are reported as Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations.

          During fiscal 2002, 22 leases under the Agreements have been assigned, four have been terminated or rejected under landlord agreements and seven have been excluded. Five of the excluded leases were rejected before the end of the third quarter of 2002. The two remaining excluded leases have been or will be assigned, terminated or rejected in the fourth quarter. For the 13 and 39 week periods ended October 30, 2002 we recognized $19 and $21 of proceeds, respectively, from the sale of designation rights. The remaining funds received have been deferred and will be recognized in our unaudited Condensed Consolidated Statement of Operations as described above.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


     Other Reorganization Items

          For the 13 and 39 week periods ended October 30, 2002, we recorded $0 and $18 of income, respectively, for the sale of pharmacy lists and $1 and $10, respectively, for interest income earned on excess cash balances. For the 13 and 39 week periods ended October 30, 2002, we recorded $6 of expenses, and a credit of $1, respectively, for other reorganization items.

7.   MARKDOWNS FOR INVENTORY LIQUIDATION

          For the 39 week period ended October 30, 2002, we recorded charges of $785 to write-down inventory liquidated at our 283 closing stores to net realizable value, given the accelerated liquidation strategy. This charge is included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

          For the year, $348 of the charge was recorded relating to the write-down of inventory initially existing at the closing stores to its estimated selling value in connection with liquidation sales in the 283 stores. During the liquidation sale the actual markdowns required to liquidate the inventory were lower than expected. As a result, in the second quarter, we recorded a credit of $36 to adjust our original estimate of $384. In addition, $117 of the charge related to liquidation fees and expenses associated with the disposition of inventory through the liquidation sales at the 283 closing stores.

          The remaining $320 was recorded relating to the acceleration of markdowns on approximately 107,000 stock keeping units ("SKUs"), the majority of which were transferred from our remaining open stores to the 283 closing stores and included in the liquidation sales. The liquidation of these SKUs required higher markdowns than anticipated, accordingly, an adjustment of $54 was recorded in the second quarter of 2002 to adjust our original estimate of $266.


          The following table summarizes the components of the charge for markdowns for inventory liquidation during fiscal year 2002:

                                                Writedown of
                                                Inventory in                            Accelerated
                                                 the 283              Liquidator        Markdown of
                                                 Closing               Fees and         Discontinued
                                                  Stores               Expenses             SKUs                Total
                                               -------------        -------------       -------------       -------------
First Quarter                                  $         384        $         108       $         266       $         758

Second Quarter
   Adjustments for actual selling values                 (36)                --                    54                  18
   Additional fees and expenses                         --                      9                --                     9

                                               -------------        -------------       -------------       -------------
Total                                          $         348        $         117       $         320       $         785
                                               =============        =============       =============       =============


8.   INTEREST EXPENSE, NET

          Interest income of $1 and $3 is included in the line Interest expense, net in the unaudited Condensed Consolidated Statements of Operations for each of the 13 and 39 week periods ended October 30, 2002 and October 31, 2001, respectively. Interest income earned as a result of excess cash balances due to the Chapter 11 filing are recorded in the line Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations, see Note 6.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)

          As of the Petition Date, we ceased accruing interest on unsecured pre-petition debt classified as Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets in accordance with SOP 90-7. Interest at the stated contractual amount on unsecured debt that was not charged to results of operations for the 13 and 39 week periods ended October 30, 2002 was approximately $67 and $204, respectively.

9.   INCOME TAXES

          In the fourth quarter of fiscal 2001, we recorded a valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain.

          We have continued to maintain a valuation allowance against our net deferred tax assets, and accordingly, we have not recognized any tax benefit from our losses in fiscal 2002. The $19 tax benefit recorded in the 39 weeks ended October 30, 2002 relates primarily to $12 now refundable to Kmart as a result of the Job Creation and Worker Assistance Act of 2002 which was enacted in the first quarter of fiscal 2002 and $14 related to a special provision of the Internal Revenue Code that allows a 10-year carryback of certain losses, partially offset by $7 of expense related to income taxes paid to foreign jurisdictions in the third quarter of 2002.

10.  RESTRUCTURINGS

     Supply Chain Operations

          On September 6, 2001 we restructured certain aspects of our supply chain infrastructure, including the reconfiguration of our distribution center network and implementation of new operating software across our supply chain. In conjunction with these actions, we recorded a charge of $148 ($94, net of tax) in the third quarter of fiscal 2001.

          We recorded a $92 charge related to the planned disposal of supply chain software and hardware and other assets that are no longer utilized, in accordance with SFAS No. 144.

          Operating software was replaced at four of our distribution centers in 2002; however, we have suspended the replacement initiative at our other fourteen distribution centers. Accordingly, we have discontinued the acceleration of depreciation at these centers and any remaining net book value of assets will be depreciated over the original useful lives. There was $9 recorded for accelerated depreciation in the 39 weeks ended October 30, 2002 of which $7 and $2 was included in Cost of sales, buying and occupancy and SG&A, respectively.

          A $47 charge was recorded for lease terminations and contractual employment obligations for staff reductions of 956 employees at our distribution centers in accordance with EITF 94-3.

          The following table summarizes the significant components and presentation, in the unaudited Condensed Consolidated Statements of Operations, of the charge for the restructuring of our supply chain operations during the third quarter of fiscal 2001.

                                                 Cost of
                                               sales, buying
                                               and occupancy               SG&A                    Total
                                               ------------            ------------            ------------
Asset impairments                              $          5            $         87            $         92
Lease obligations                                        37                    --                        37
Contractual employment obligations                       10                    --                        10
Accelerated depreciation on software                      9                    --                         9
                                               ------------            ------------            ------------
Total                                          $         61            $         87            $        148
                                               ============            ============            ============

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)




          In the second quarter of fiscal 2002, we recorded a credit of $5 in Reorganization items, net related to lease settlement agreements with our landlords. See Note 11 contained herein for a summary of reserve activity.

     Restructuring of BlueLight.com

          We recorded a $92 charge ($73, net of tax) related to our e-commerce site, BlueLight.com, in the second quarter of fiscal 2001, comprised of $41 for the impairment of our investment in BlueLight.com and $51 for the restructuring of our e-commerce business.

          Based upon the changing environment for the internet businesses, in which the ability for such businesses to raise capital was restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com.

          The initial step was executed in the second quarter of 2001, by acquiring the remaining 40% interest in BlueLight.com, LLC, principally through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company. BlueLight.com, Inc. and BlueLight.com LLC (hereinafter together or individually, "BlueLight.com") then became wholly-owned subsidiaries of Kmart, which allowed us to execute our restructuring plan. The purchase price of the additional interest was $85, with $69 being satisfied through the issuance of 6.1 million unregistered shares of Kmart common stock and $16 paid in cash. Based upon the revised cash flow projections for the business, we recorded in the second quarter of fiscal 2001 a $41 charge to write-down our investment in BlueLight.com to fair value in accordance with SFAS No. 144. Fair value was determined using the present value of estimated future cash flows. In connection with the transaction, the return of capital put rights for $62.5 and the 4.4 million warrants for Kmart stock originally granted to SOFTBANK Venture Capital (currently Mobius Venture Capital) and other investors were terminated. The $62.5 liability for the return of capital puts, recorded due to uncertainties surrounding a start-up operation in the highly competitive e-commerce industry, was relieved.

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

          During the third quarter of 2001, we continued executing our restructuring plan, including formally communicating severance benefits to 114 employees at the BlueLight.com headquarters. We recorded an additional $5 ($3, net of tax) charge to provide for these costs.

          In the third quarter of fiscal 2002 we reduced the reserves established for BlueLight.com contract terminations by $6 based on our revised estimates for the remaining obligations. All charges related to the impairment of our investment and restructuring of BlueLight.com are included in the line Restructuring, impairment and other charges in the unaudited Condensed Consolidated Statements of Operations.

          Additionally, during the third quarter of 2002, we reversed, through Reorganization items, net, $4 of the charge for lease terminations to reduce the reserve to the amount of the estimated allowed claim under the Bankruptcy Code.

          See Note 11 contained herein for a summary of reserve activity. The results of BlueLight.com's operations are fully consolidated in our financial statements commencing July 31, 2001. See Note 20 contained herein for a summary of the sale of certain assets of BlueLight.com.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)

     Employee Severance and VERP

          During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax), which is included in our unaudited Condensed Consolidated Statement of Operations for the 39 week period ended October 31, 2001 in the line item Restructuring, impairments and other charges. The charge related to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Of the charge, $19 was reserved for and paid out of our general corporate assets, including benefits for highly-compensated employees accepting the VERP offer, and the remaining $4 was paid out of the Kmart Employee Pension Plan. See Note 11 contained herein for a summary of reserve activity.

11.  RESTRUCTURING RESERVE ACTIVITY

          The following table provides information regarding reserve activity during the 39 week periods ended October 30, 2002 and October 31, 2001, respectively, for the fiscal year 2000 strategic actions charge, the fiscal year 2001 employee severance and VERP charge, the fiscal year 2001 BlueLight.com restructuring charge, the fiscal year 2001 supply chain restructuring charge and the fiscal year 2002 store closings charge. Reserves established in connection with the fiscal 2002 store closings charge are comprised of $228 relating to estimated allowable claims associated with lease rejections. Please refer to Amendment No. 1 to our 2001 Annual Report on Form 10-K/A for the fiscal year ended January 30, 2002, which will be filed with the SEC as soon as practicable, for a discussion of the 2000 strategic actions charge. The liabilities aggregated $406 and $215 at October 30, 2002 and October 31, 2001, respectively.


                                                                                   39 Weeks Ended
                                               -------------------------------------------------------------------------------------
                                                            October 30, 2002                             October 31, 2001
                                               -----------------------------------------   -----------------------------------------
                                                 2002       2001       2001      2000        2001       2001        2001     2000
                                                Store      Supply    BlueLight Strategic     VERP/     Supply    BlueLight Strategic
                                               Closings    Chain       .com     Actions    Severance   Chain       .com     Actions
                                               --------   --------   --------- ---------   ---------  --------   --------- ---------
Balance, beginning of year                     $   --     $     11   $     18   $     98   $   --     $   --     $   --     $    177

Additions charged to operations                     228          2       --         --           19         47         27       --
Reclassifications                                   144       --         --         --         --         --         --         --
                                               --------   --------   --------   --------   --------   --------   --------   --------
Total additions                                     372          2       --         --           19         47         27       --

Reductions:
  Cash payments:
    Lease obligations                                23       --         --            7       --         --            1         31
    Employee costs                                 --            5       --         --           17       --            3       --
    Contractual obligations                        --         --            1       --         --         --            2       --
    Other costs                                    --         --         --         --         --         --            1       --
Non-cash reductions:
    Adjustments                                      10       --           10       --         --         --         --         --
    Pre-petition liability settlements               34          5       --         --         --         --         --         --
                                               --------   --------   --------   --------   --------   --------   --------   --------

Balance, end of period                         $    305   $      3   $      7   $     91   $      2   $     47   $     20   $    146
                                               ========   ========   ========   ========   ========   ========   ========   ========

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)



12.  LOSS PER SHARE

          Net loss per common share is computed as follows:

                                                          13 Weeks Ended                      39 Weeks Ended
                                                 --------------------------------     -------------------------------
                                                                   (as restated -                       (as restated -
                                                                     see Note 1)                          see Note 1)
                                                  October 30,       October 31,         October 30,      October 31,
                                                     2002             2001                2002              2001
                                                 -------------    ---------------     -------------    --------------
Net loss from continuing operations              $        (384)   $          (249)    $      (2,155)   $         (796)
Discontinued operations                                      1                 -                 37                -
                                                 -------------    ---------------     -------------    --------------
Net loss                                         $        (383)   $          (249)    $      (2,118)   $         (796)


Basic/Diluted weighted average shares
  outstanding                                            502.5              497.8             502.7             492.4
 Basic/Diluted loss per common share:
   Net loss from continuing operations           $       (0.76)   $         (0.50)    $       (4.28)   $        (1.62)
   Discontinued operations                       $          -                  -               0.07                -
                                                 -------------    ---------------     -------------    --------------
Basic/Diluted loss per common share              $       (0.76)   $         (0.50)    $       (4.21)   $        (1.62)
                                                 =============    ===============     =============    ==============



          We calculate loss per share in accordance with SFAS No. 128, "Earnings Per Share." In all periods presented net losses were incurred, therefore dilutive common stock equivalents were not used in the calculation of earnings per share as they would have an anti-dilutive effect. Options to purchase 50.5 million and 58.8 million shares of common stock at prices ranging from $4.86 to $26.03 and $5.34 to $26.03 were excluded from the calculations for the 13 and 39 week periods ended October 30, 2002 and October 31, 2001, respectively. The calculations also exclude the effect of trust convertible preferred securities. For the 13 and 39 week periods ended October 30, 2002 and October 31, 2001 diluted shares outstanding exclude approximately 58.9 million and 59.9 million common shares, respectively, from potential conversion of certain trust convertible preferred securities due to their anti-dilutive effect.

          Since October 30, 2002 and prior to December 17, 2002, Kmart has received conversion notices from holders of 4,679,439 trust convertible preferred securities. Such securities were convertible into 15,597,974 shares of Kmart common stock.

13.  COMPREHENSIVE LOSS

          Comprehensive loss represents net loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. In the second quarter of 2002 we recorded an adjustment to shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," of $2 to reduce the value of our investment in certain equity securities to current market value. Comprehensive loss and net loss are equivalent for all other periods presented.

14.  RELATED PARTY DISCLOSURE

          Commencing March 2002, Kmart engaged various services of AP Services (formerly known as JA&A Services), a consulting firm, whose Chairman and another Principal hold executive officer positions within Kmart. Specifically, their Chairman, Albert A. Koch, currently serves as our Chief Financial Officer, and another Principal, Edward J. Stenger, currently serves as our Treasurer. For the 13 and 39 week periods ended October 30, 2002, we recorded expenses for such services totaling $2 and $9, respectively. Fees paid to the firm have aggregated approximately $4 and $7 for the 13 and 39 week periods ended October 30, 2002, respectively, for services rendered under the consulting agreement, including the services of Messrs. Koch and Stenger. In addition to hourly fees and expenses, AP Services will also receive an annual performance fee of 0.75% of EBITDA exceeding a certain minimum threshold for each year services are rendered under terms of the agreement.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


15.  LIABILITIES SUBJECT TO COMPROMISE

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

          Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was July 31, 2002. A limited number of personal injury claimants omitted from such notice process will be given additional time to file their claims. An estimated 45,000 claims were filed as of July 31, 2002 out of an estimated
     1.1 million notices sent to constituents. Amounts that we have recorded are in many instances different from amounts filed by our creditors. Differences between amounts scheduled by Kmart and claims by creditors are being investigated and resolved in connection with our claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims.

          The following table summarizes the components of Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets as of October 30, 2002 and as of January 30, 2002:

                                                                                                (as restated-
                                                                                                 see Note 1)
                                                                    October 30,                  January 30,
                                                                       2002                          2002
                                                                  --------------               --------------
Debt and notes payable                                            $        3,324               $        3,346
Accounts payable                                                           2,262                        3,153
Closed store reserves                                                        705                          484
General liability and workers compensation                                   261                          312
Pension obligation                                                           180                          195
Taxes payable                                                                162                          149
Other liabilities                                                            234                          454
                                                                  --------------               --------------
   Total liabilities subject to compromise                        $        7,128               $        8,093
                                                                  ==============               ==============

          Following is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through October 30, 2002:

                                                                                                 (as restated-
                                                                                                  see Note 1)
                                                                                                Cumulative since
                                                                                                  Petition Date
                                                                                                -----------------
Balance, Petition Date                                                                          $           8,585
First day court orders authorizing payment of employee wages, benefits and
  other employee obligations, sales and use taxes and payments to critical vendors                           (846)
Adjustment to general liability and workers compensation accruals                                            (174)
Revisions to estimated allowable claim amounts                                                               (131)
Adjustments to closed store reserves                                                                          106
Gain on settlement of pre-petition liabilities                                                                (86)
Court order authorizing payment of additional trade accounts payable                                          (66)
Other                                                                                                        (260)
                                                                                                -----------------
Balance, end of period                                                                          $           7,128
                                                                                                =================


     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)



16.  INVENTORIES AND COST OF MERCHANDISE SOLD

          A substantial portion of our inventory is accounted for using the last-in, first-out ("LIFO") method. Since LIFO costs can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates are used for LIFO purposes in the interim unaudited Condensed Consolidated Financial Statements. Inventories valued on LIFO at October 30, 2002, October 31, 2001 and January 30, 2002 were $269, $194 and $269 lower, respectively, than the amounts that would have been reported under the first-in, first-out method.

17.  INVESTMENTS IN AFFILIATED RETAIL COMPANIES

     Meldisco

          All Kmart footwear departments are operated under a license agreement with the Meldisco subsidiaries of Footstar, Inc. ("FTS"), substantially all of which are 49% owned by Kmart and 51% owned by FTS.

          The following table summarizes net sales, gross margin and net income for the 13 and 39 week periods ended October 30, 2002 and October 31, 2001, respectively.

                                               13 Weeks Ended                   39 Weeks Ended
                                         ---------------------------      ---------------------------
                                          October 30,   October 31,        October 30,   October 31,
                                             2002          2001               2002          2001
                                         ------------- -------------      ------------- -------------
Net sales                                $         261 $         293      $         857 $         904
Gross margin                                       125           138                406           434
Net income                                          16            22                 55            69


     BlueLight.com

          On July 31, 2001, we acquired the remaining 40% interest in BlueLight.com, and BlueLight.com's operations were fully consolidated into our financial statements. For the 39 week period ended October 31, 2001, BlueLight.com had net sales of $8, gross margin of $1 and net loss of $55. See Note 10 for a further discussion on Bluelight.com.

     Penske

          On April 9, 2002, we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby Penske and Kmart worked together to wind-down operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to close the business as of April 6, 2002. This matter did not have a material adverse effect on our liquidity, financial position or results of operations for the 39 weeks ended October 30, 2002.

18.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to interest expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss will be recognized on settlement. The provisions of SFAS No. 143 will be effective for our fiscal year beginning January 30, 2003. We have not yet determined the impact, if any, of the adoption of SFAS No. 143.

          We are currently reviewing SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which was issued in May 2002. The statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB No. 64,

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


     "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will no longer be aggregated and classified as an extraordinary item, net of related income tax effect, in the statement of operations. Instead, such gains and losses will be classified as extraordinary items only if they are determined to be unusual or infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions related to this portion of the statement are required to be applied in fiscal years beginning after May 15, 2002, with earlier application encouraged.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF set forth in EITF 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We will apply the provisions of this statement to restructuring activities following the effective date.

          In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus on Issue No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," which addresses how a reseller of a vendor's product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues, as follows:
     (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller's income statement, unless the consideration is reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized as a reduction of cost of sales only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller's progress in achieving the underlying performance targets. The provisions of EITF 02-16 will be effective for our fiscal year beginning January 30, 2003. We have not yet determined the impact, if any, of adopting this newly issued guidance.

19.  OTHER COMMITMENTS AND CONTINGENCIES

     Contingent Liabilities

          As of October 30, 2002, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition; (ii) contingent liability under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $70 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance by the parties whose obligations we guarantee and are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

          As of October 30, 2002, our outstanding guarantees for real property leases of The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc. were as follows:

                                  Present Value of
                                    Future Lease                  Gross Future
                                  Obligations @ 7%             Lease Obligations
                                  ----------------             -----------------
The Sports Authority, Inc.        $            172             $             292
Borders Group, Inc.                             83                           141
OfficeMax, Inc.                                 59                            86
                                  ----------------             -----------------
Total                             $            314             $             519
                                  ================             =================

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


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

     Legal Proceedings

          Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock. The initial complaints were filed on behalf of purchasers of common stock between May 17, 2001 and January 22, 2002, inclusive, and named Charles Conaway as CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan allege that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. On October 15, 2002, an amended consolidated complaint was filed that enlarged the class of persons on whose behalf the action was brought to include purchasers of Kmart securities between March 13, 2001 and May 15, 2002, and added former officers Jeffrey N. Boyer, Mark S. Schwartz, Matthew F. Hilzinger, Martin
     E. Welch III, and PricewaterhouseCoopers LLP as defendants. Kmart is not a defendant in this litigation.

          In connection with the investigation by the United States Attorney in Puerto Rico of alleged actions by Kmart's employees following the 1998 Hurricane Georges, on October 28, 2002, Kmart's wholly owned subsidiary, S.F.P.R., Inc. a Puerto Rico corporation, pled guilty to one count of mail fraud in violation of 18 U.S.C. Sections 1341 and 1342 pursuant to a plea agreement providing for a three year probation period, a fine in the amount of $2 and other agreements. Kmart has agreed to fund the payment of the fine and to take certain other actions, none of which are anticipated to have any material adverse effect on Kmart's liquidity, financial position or results of operations.

          On March 18, 2002, a purported class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and directors of Kmart alleging breach of fiduciary duty under ERISA for excessive investment in company stock; failure to provide complete and accurate information about Kmart common stock and failure to provide accurate information regarding our financial condition. On October 15, 2002, an amended complaint was filed that added additional current and former employees and directors of Kmart as defendants. Kmart is not a defendant in this litigation.

          On April 26, 2002, a lawsuit was filed in the United States District Court for the Eastern District of Michigan on behalf of three limited partnerships that purchased stock of BlueLight.com, a subsidiary of Kmart, naming Charles C. Conaway, as CEO and Chairman of the Board of Kmart, as the sole defendant. The Complaint alleges that Mr. Conaway breached his fiduciary duty, took certain actions and made certain misrepresentations that induced plaintiffs to exchange their Bluelight.com stock for Kmart stock and prevented plaintiffs from realizing the market value of their stock. The complaint also alleges violations of Section 10b-5 of the Securities and Exchange Act of 1934 and Section 410 of the Michigan Uniform Securities Act. Kmart is not a defendant in this litigation. A ruling from the court on a motion filed by Mr. Conaway to dismiss the lawsuit is pending.

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)

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

          We are a party to a substantial number of other claims, lawsuits, and pending actions, most of which are routine and all of which are incidental to our business. Some matters involve claims for large amounts of damages as well as other relief. We assess the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Although the final consequences of these proceedings are not presently determinable, in the opinion of management, they are not expected to have a material adverse effect on our liquidity, financial position or results of operations.

          In addition to the foregoing, there are numerous other matters filed with the Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities. Although none of these individual matters which have been filed to date have had or are expected to have a material adverse effect on Kmart, our ability to successfully manage the reorganization process and develop an acceptable reorganization plan could be negatively impacted by adverse determinations by the Court on certain of these matters.

     Investigative Matters

          Kmart has been provided with copies of anonymous letters sent to the SEC, our auditors, directors, legal counsel and others, expressing concern with respect to various matters. The letters purport to be sent by certain of our employees. The letters have been referred to the Audit Committee, which has engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U. S. Attorney's office for the Eastern District of Michigan, and with our three statutory committees, with respect to the investigations of these matters. The staff of the SEC has expressed concerns with respect to the manner in which we recorded vendor allowances prior to the change in accounting principle at the end of fiscal 2001, as well as the Staff's intention to continue to pursue its investigation of these matters. The bar date with respect to the filing of claims by the SEC has been extended to January 9, 2003, with our consent, and may be further extended to April 29, 2003 by stipulation to be filed with the Court. In addition, in July of 2002 The United States House Energy and Commerce Committee (the "House Committee") requested that numerous public companies, including Kmart, provide documentation regarding certain governance matters. We are cooperating with the House Committee with respect to their inquiry.

          During the Fall of 2002 and in response to inquiries from the staff of the SEC, Kmart reviewed its historical practices for the recording of allowances prior to the adoption in the fourth quarter of fiscal year 2001 of a new accounting policy, effective February 1, 2001, for the interim financial reporting of vendor allowances. The effect of these practices relates only to Kmart's interim financial statements. See "Internal Investigation - Developments Since Filing of 2001 Form 10-K - Vendor Allowance Matters - Premature Recording of Vendor Allowances" in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a description of the impact of the premature recording of certain vendor allowances on Kmart's audited financial statements.

          For interim reporting periods in fiscal 2000 and prior, our policy was to record allowances not yet subject to a written agreement during the first three quarters of a fiscal year based upon our estimate of annual allowances ("our plan") as determined by historical experience and current understandings with our vendors. These amounts were supplemented by allowances obtained that were not contemplated in our plan ("incrementals"). During the fourth quarter of fiscal 2001, we adopted a new accounting policy, effective as of February 1, 2001, for interim financial reporting only, requiring that cost recoveries from vendors be recognized only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed.

          As part of its review of allowances, the current management of Kmart observed that the total level of allowances originally recorded during the first three quarters of fiscal year 2001 appeared high, given the challenges that faced the business in fiscal year 2001 and the fact that sales failed to increase as originally contemplated in Kmart's business plan. In that regard, it was noted that had Kmart recorded allowances during the first three quarters of fiscal year 2001 at rates which corresponded to more historical rates, Kmart would have recorded fewer allowances.

          During the first three quarters of fiscal year 2001, Kmart characterized and recorded as incremental allowances $110, $163 and $50, respectively. Kmart selectively identified for review certain of such allowances that had been characterized and recorded as incrementals prior to the adoption of the new accounting policy. Of those reviewed, the amount of allowances, other than those previously disclosed, which appeared to be questionable were $27, $42 and $23, respectively. The questions about these allowances relate to, among other things, the failure to have appropriate signed documentation in place, the failure to have adequate records demonstrating that the allowance was collectible or the failure to otherwise comply with Kmart's historical policies. Based on the investigation, it appears that some of these allowances may have been reported in error in the quarterly financial statements. Given, however, that Kmart's review of allowances was selective, as well as the difficulties of confirming on a retroactive basis whether an incremental allowance is supplemental to the plan, Kmart cannot exclude the possibility that there may be additional incremental allowances in fiscal year 2001 which could be subject to question.

          Any errors, as described in the preceding paragraphs, concerning the recording of allowances that were reflected in our fiscal year 2001 interim unaudited financial statements prior to the change in accounting policy were no longer reflected in our restated financial statements as filed with the SEC on May 15, 2002. This results from the change in accounting policy, given that under the new accounting policy there is no longer a distinction between planned and incremental allowances, no allowances are recognized absent a formal agreement and the recording of allowances is no longer based on a plan.

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

     (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
     (UNAUDITED)


          On May 29, 2002, the Court authorized our business relationship with Sesame Workshop. Motions were approved allowing Kmart to assume our license agreement with Sesame Workshop for Sesame Street infants and children's apparel.

          On July 24, 2002 the Court approved our motion allowing Kmart to assume our license agreement for our proprietary Route 66 apparel line.

          On September 25, 2002 the Court approved our motion allowing Kmart to enter into a licensing agreement with Thalia for junior's and women's apparel, jewelry and accessories.

20.  SUBSEQUENT EVENTS

          BlueLight.com entered into an agreement to sell certain of the assets of its Internet Service Provider ("ISP") and e-mail business to Netbrands, a unit of United Online, Inc., for approximately $8, subject to certain favorable working capital adjustments and Court approval. The sale of these assets was the subject of a competitive bidding process in which Netbrands was the winning bidder. The sale was approved by the Court on October 30, 2002, closed on November 4, 2002 and resulted in a gain of $4, which will be recorded in the fourth quarter of 2002. The sale of the ISP assets will not affect the Kmart.com online shopping site.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q, as well as other statements or reports made by or on behalf of Kmart Corporation and its subsidiaries ("Kmart," "we" or "our"), may contain or may incorporate by reference material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Kmart's operations and business environment which may cause the actual results of Kmart to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

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

-  our ability to properly monitor our inventory needs and remain in-stock,

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

- the ability of our vendors to obtain satisfactory credit terms from factors and other financing sources,

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

         A plan of reorganization could result in holders of Kmart common stock receiving no distribution on account of their interests and cancellation of their interests. Holders of Kmart common stock should assume that they could receive little or no value as part of a plan of reorganization. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, Kmart considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, Kmart urges that appropriate caution be exercised with respect to existing and future investments in Kmart common stock or any claims relating to pre-petition liabilities and/or other Kmart securities.

         The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 30, 2002, to be filed with the SEC as soon as practicable.

RESTATEMENT OF PRIOR PERIODS

         As part of the review and preparation of this report on Form 10-Q for the 13 and 39 week periods ended October 30, 2002, we identified certain adjustments that were recorded out-of-period, while others were previously identified and described in our second quarter report on Form 10-Q, filed with the Securities and Exchange Commission ("SEC") on September 16, 2002. Upon review of the aggregate impact of the new, as well as the previously disclosed and recorded adjustments, we concluded that restating our financial statements for the prior periods was appropriate because the aggregate impact was material to the current estimate of our 2002 fiscal year results.

         The net effect of these adjustments on the 26 week period ended July 31, 2002 was to decrease our previously reported net loss by $92.

         The tables below show the results of the restatements on reported earnings for the prior periods presented in this Form 10-Q and which relate primarily to:

a) Lease accrual adjustments - An understatement of historical accruals for certain leases with varying rent payments and a related understatement of historical rent expense.

b) Accounts payable adjustments - A software programming error in Kmart's accounts payable system that resulted in some paid invoices awaiting a store report of delivery not being appropriately treated in our financial statements. This error, restricted to a single vendor with unique billing arrangements, resulted in an understatement of Cost of sales, buying and occupancy since 1999.

c) Inventory loads - Adjustments, as previously disclosed in the 2002 second quarter report on Form 10-Q, for certain costs formerly capitalized into inventory. Inventory included amounts added for internal purposes to analyze gross margin on a comparable basis across all business units and to optimize purchasing decisions. These amounts are commonly referred to in the retail industry as "inventory loads," and should have been eliminated for external reporting purposes to the extent the related inventory remained unsold at the end of the period.

d) Vendor allowances - The premature recording, as previously disclosed in the 2002 second quarter report on Form 10-Q, of vendor allowance transactions in fiscal year 2000 and prior fiscal years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         In addition, given the restatement for the items noted above, Kmart is adjusting previously reported financial results for miscellaneous immaterial items that were identified and previously recorded in the ordinary course of business. These items are now being recorded in the appropriate fiscal periods.

         The summary of the effects of the restatement on reported results for each of the following years is presented in the table below.

                                                                                                                         Impact on
                                                                                    Earnings                             retained
                                                                              Increase (Decrease)                        earnings
                                                               ----------------------------------------------------- --------------
                                                                  Fiscal            Fiscal              Fiscal          January 30,
       (Dollars in Millions)                                       2001              2000                1999              1999
                                                               -----------        -----------        -----------        -----------
Lease accrual adjustments                                      ($        5)       ($        4)       ($       10)       ($       37)
Accounts payable adjustments                                   ($       42)       ($        9)       ($        1)       $         0
Inventory loads                                                ($        7)       ($       12)       ($       21)       ($       17)
Vendor allowances                                              $        94        ($       52)       ($       33)       ($       28)
Other items                                                    $        47        $        39        $         3        ($      135)
                                                               -----------        -----------        -----------        -----------
Pre-tax impact of restatement                                  $        87        ($       38)       ($       62)       ($      217)
(Benefit from) provision for income taxes                      $       115        ($       14)       ($       22)       ($       79)
                                                               -----------        -----------        -----------        -----------
Total impact of restatement                                    ($       28)       ($       24)       ($       40)       ($      138)
                                                               ===========        ===========        ===========        ===========


         The summary of the effects of the restatement on the 13 and 39 weeks ended October 31, 2001 are presented in the tables below.


                                                                    13 Weeks Ended October 31, 2001
                                   -----------------------------------------------------------------------------------------------
                                                                            Adjustments
                                                 -------------------------------------------------------------------
                                       As           Lease         Accounts
                                   previously      accrual        payable       Inventory       Vendor                     As
                                    reported*    adjustments    adjustments       loads       allowances      Other     restated
                                   -----------------------------------------------------------------------------------------------

Sales                                  $8,019             $--          $--            $--            $--         $--      $8,019
Cost of sales, buying
   and occupancy                       $6,434              $1          $14            $15           ($20)        $19      $6,463
                                   -----------------------------------------------------------------------------------------------
Gross margin                           $1,585             ($1)        ($14)          ($15)           $20        ($19)     $1,556
Selling, general and
   administrative expenses             $1,837             $--          $--             $4            $--        ($10)     $1,831

Operating (loss) income                 ($246)            ($1)        ($14)          ($19)           $20         ($9)      ($269)

(Benefit from) provision for
    income taxes                        ($118)            $--          ($5)           ($7)            $7         ($4)      ($127)
                                   -----------------------------------------------------------------------------------------------
Net (loss) income                       ($235)            ($1)         ($9)          ($12)           $13         ($5)      ($249)
                                   ===============================================================================================
Basic/Diluted (loss) earnings per
   common share                        ($0.47)         ($0.00)      ($0.02)        ($0.02)         $0.02      ($0.01)     ($0.50)
                                   ===============================================================================================



*- As previously reported in the Form 10-Q/A for the third quarter 2001 filed on June 12, 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                  39 Weeks Ended October 31, 2001
                                   -----------------------------------------------------------------------------------------------
                                                                            Adjustments
                                                 -------------------------------------------------------------------
                                       As           Lease         Accounts
                                   previously      accrual        payable       Inventory       Vendor                     As
                                    reported*    adjustments    adjustments       loads       allowances      Other     restated
                                   -----------------------------------------------------------------------------------------------
Sales                                 $25,273             $--          $--            $--              $--       $--      $25,273
Cost of sales, buying
   and occupancy                      $20,521              $4          $30             $6             ($84)     ($26)     $20,451
                                   -----------------------------------------------------------------------------------------------
Gross margin                           $4,752             ($4)        ($30)           ($6)             $84       $26       $4,822

Selling, general and
   administrative expenses             $5,553             $--          $--            ($6)             $--       ($1)      $5,546

Operating (loss) income                 ($934)            ($4)        ($30)           $--              $84       $27        ($857)

(Benefit from) provision for
    income taxes                        ($390)            ($1)        ($11)           $--              $31        $9        ($362)
                                   -----------------------------------------------------------------------------------------------
Net (loss) income                       ($845)            ($3)        ($19)           $--              $53       $18        ($796)
                                   ===============================================================================================
Basic/Diluted (loss) earnings per
   common share                        ($1.72)            $--       ($0.04)           $--            $0.11     $0.03       ($1.62)
                                   ===============================================================================================

* - As previously reported in the Form 10-Q/A for the third quarter 2001 filed on June 12, 2002.

The following is a summary of the effects of the restatement on our unaudited Condensed Consolidated Balance Sheets for all amounts that changed by 5% or more for the periods ended October 31, 2001 and January 30, 2002.

                                                     As
                                                 previously             As
                                                  reported*          restated
                                                --------------     --------------
January 30, 2002*
  Accounts payable                              $         103      $          89
  Accrued payroll and other liabilities         $         378      $         420
  Other long-term liabilities                   $          79      $         132
  Retained earnings                             $       1,261      $       1,032

October 31, 2001**
  Other assets and deferred charges             $         483      $         562
  Other long-term liabilities                   $         865      $         916


* - As previously reported in the Form 10-K filed on May 15, 2002.

** - As previously reported in the Form 10-Q/A for the third quarter 2001 filed on June 12, 2002.

We expect to file Amendment No. 1 to our Annual Report on Form 10-K/A for the 2001 fiscal year and Quarterly Reports on Form 10-Q/A for the first two quarters of the 2002 fiscal year as soon as practicable.

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

         Under Chapter 11, we are operating our business as a debtor-in-possession. As of the Petition Date, actions to collect pre-petition indebtedness as well as most other pending litigation, are stayed and other pre-petition contractual obligations generally may not be enforced against Kmart. In addition, under the Bankruptcy Code we may assume or reject executory contracts and unexpired leases, subject to approval of the Court and our satisfaction of certain other requirements. Parties affected by these rejections may file claims against the debtor in accordance with the reorganization

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court. Under a timeline reviewed with our Board of Directors and the three independent statutory committees in our Chapter 11 reorganization case, we plan to complete a five-year business plan by the end of our 2002 fiscal year. Thereafter, we also intend to file a proposed plan of reorganization with the Court on or before February 24, 2003 and, subject to approval by the Court and the attainment of all requisite approvals, emerge from bankruptcy as soon thereafter as practicable.

         The United States Trustee has appointed an unsecured creditors' committee, a financial institutions' committee and an equity holders' committee. These official committees and their legal representatives often take positions on matters that come before the Court, and are the most likely entities with which Kmart will negotiate the terms of a plan of reorganization. There can be no assurance that these committees will support Kmart's positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between Kmart and these committees could protract the bankruptcy proceedings, could negatively impact our ability to operate during bankruptcy and could delay our emergence from bankruptcy.

         Kmart understands that, as a result of the trading in claims against us, certain entities or groups may have accumulated significant positions in various classes of claims. The existence of such positions, which may change from time to time, could affect our ability to obtain confirmation of a plan or, possibly, the terms thereof.

         On September 11, 2002, the United States Trustee filed an amended notice of appointment for the official committee of financial institutions pursuant to which two holders of Kmart's bond debt were added to the financial institutions committee. These holders, ESL Investments and Third Avenue Value Fund, have indicated to us that they have acquired a significant amount of our pre-petition balance sheet debt and are actively participating in the statutory committee process and the Chapter 11 cases, including with respect to supporting our emergence from Chapter 11 on the expedited timeframe we previously reported.

         There can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Court, or that any such plan(s) will be consummated; in addition, the timing of such actions may be other than currently planned by Kmart. If the Debtors fail to file a plan of reorganization during the exclusivity period described above (as such period may be extended) or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization cannot become effective until confirmed by the Court, upon certain findings being made by the Court which are required by the Bankruptcy Code. The Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. A plan of reorganization cannot become effective until confirmed by the Court, upon certain findings being made by the Court which are required by the Bankruptcy Code. The Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. If it is determined that liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets available to satisfy them, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of Kmart's shareholders may have no value.

         In connection with the preparation of a plan of reorganization, we have engaged and intend to continue to engage in discussions and/or negotiations with the various statutory committees, and, to the extent appropriate, with significant holders of claims or other third parties concerning the possible terms of a plan of reorganization. Kmart may also engage in discussions with such parties to determine their level of interest in facilitating a plan of reorganization. Under the possible terms of a plan of reorganization being discussed with the statutory committees representing Kmart's creditors, those creditors would not receive a full recovery of their claim amounts, the Kmart common stock would be cancelled, and the holders of such common stock would receive little or no consideration. We expect that the equity holders' committee would vigorously oppose any plan that provides no consideration to equity holders and that both creditors committees would oppose any plan that would provide other than nominal consideration to such holders. Kmart expects discussions to continue among ourselves, the various statutory committees, including the equity holders' committee and other third parties as to the terms of any such consideration and we cannot predict the value of the consideration, if any, that may be received by the holders of Kmart common stock pursuant to a plan of reorganization. Accordingly, we consider the value of the Kmart common stock to be highly speculative and caution equity holders that the stock may ultimately be determined to have no value.

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

         We will continue to review the store base as part of the reorganization process and anticipate making definitive decisions in the near term about additional store closings after considering, among other things, the results of the holiday season. Any future decision to close stores will require us to incur additional charges, which could be significant. At the appropriate time, we will seek appropriate waivers from our lenders in connection with such closings including but not limited to a waiver to permit the disposition of assets in conjunction with such closings.

         On June 18, 2002, we completed an auction, in which 57 of the 283 leases for the closed stores were sold. On June 28, 2002, the Court approved the auction and we were authorized to sell one lease and designation rights on 56 leases for consideration totaling $46. We may be entitled to additional proceeds in the event that our designation rights Purchaser of 54 leases achieves a certain level of proceeds on its sale of these leases. Designation rights allow the purchasers to put the leases back to Kmart prior to any assignment or termination of such leases. If a lease is put back to Kmart, we retain the option of rejecting the lease in Court with no obligation to return the proceeds. Of the 56 leases for which we were authorized to sell designation rights, 22 have been assigned, four have been terminated or rejected under landlord agreements and seven have been excluded. Five of the excluded leases were rejected before the end of the third quarter of 2002. The three remaining excluded leases have been or will be assigned, terminated or rejected in the fourth quarter. The Purchaser of our interest in the remaining closed store leasehold defaulted under its Agreement and the lease was rejected. In addition, pursuant to the auction and bidding procedures, we entered into lease termination agreements for 10 of the 283 leases for the aggregate amount of $20 and the waiver of certain leasehold and rejection damages claims. There was no successful bidder on the remaining leases which were rejected.

         Prior to December 19, 2002, our common stock was listed on the New York, Pacific and Chicago Stock Exchanges. There are a number of continuing requirements that must be satisfied in order for a company's stock to remain eligible for quotation on the New York Stock Exchange ("NYSE"). On July 10, 2002, we received notification from the NYSE that we were not in compliance with the requirements for continued listing and, accordingly, that we could be subject to trading suspension and delisting. On December 16, 2002 the NYSE informed us that prior to the market opening on December 19, 2002 it would suspend trading of our common stock and convertible trust preferred securities and will commence proceedings to delist these securities. As of December 19, 2002, our common stock and trust preferred securities were suspended for trading by the NYSE and the Pacific and Chicago Exchanges. The new ticker symbols KMRTQ and KMTPQ have been assigned to our common stock and trust preferred securities, respectively, by the over-the-counter bulletin board (the "OTCBB"). Our common stock and the trust preferred securities are presently being quoted on the Pink Sheets Electronic Quotation Service maintained by the National Quotation Bureau, Inc. The OTCBB has indicated that quotation of the common stock and the trust preferred securities on the OTCBB will be delayed in light of the restatement of our financial statements for prior periods.

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

   - operating within the framework of our DIP Credit Facility, including its limitations on capital expenditures, its financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms;

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS DESCRIBED BELOW

         The following tables segregate non-comparable items from operating income as reported in the unaudited Condensed Consolidated Statements of
Operations:

                                                                  13 Weeks Ended                     39 Weeks Ended
                                                              ----------------------------    ----------------------------
                                                                             (as restated -                   (as restated -
                                                              October 30,      October 31,      October 30,    October 31,
                                                                  2002            2001             2002           2001
                                                              ------------    ------------    ------------    ------------
Sales                                                         $      6,729    $      8,019    $     21,887    $     25,273
Cost of sales, buying and occupancy                                  5,586           6,402          18,001          20,390
                                                              ------------    ------------    ------------    ------------
Gross margin                                                         1,143           1,617           3,886           4,883
Selling, general and administrative expenses                         1,511           1,744           4,886           5,459
Equity income (loss) in unconsolidated subsidiaries                      8              11              27             (13)
                                                              ------------    ------------    ------------    ------------
Operating loss before non-comparable items                            (360)           (116)           (971)           (589)

Non-comparable items:
   2002 inventory markdowns                                             -               -              785              -
   Accelerated depreciation on the 2002 store closings                  -               -               18              -
   2002 cost reduction initiative                                       -               -               15              -
   Charge for supply chain restructuring                                -              148               9             148
   Charge (credit) for BlueLight.com                                    (6)              5              (6)             97
   Charge for employee severance and VERP                               -               -               -               23
                                                              ------------    ------------    ------------    ------------
Operating loss before reorganization items, net               $       (354)   $       (269)   $     (1,794)   $       (857)
                                                              ============    ============    ============    ============
Same store sales %                                                   (7.6%)          (1.5%)         (10.2%)           0.4%


         Prior to the restatement, gross margin, as a percentage sales was 20.5% and 19.0% for the 13 and 39 weeks ended October 31, 2001, respectively. Selling, general and administrative expenses ("SG&A"), as a percentage of sales, was 21.7% and 21.7% for the 13 and 39 weeks ended October 31, 2001, respectively, and Operating loss, as a percentage of sales, was (1.2%) and (2.6%) for the 13 and 39 weeks ended October 31, 2001, respectively.

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

         SAME-STORE SALES AND TOTAL SALES decreased (7.6%) and (16.1%), respectively, for the 13 weeks ended October 30, 2002 and (10.2%) and (13.4%), respectively, for the 39 weeks ended October 30, 2002, as compared to the comparable periods in the prior year. In addition to negative customer perception stemming from our Chapter 11 filing, the decrease in same-store sales is primarily due, among other factors, to lower sales transactions brought on by poor in-stock levels during the first half of the year and continued competitive pressures. Same-store sales include sales of all open stores, that have been open for greater than 13 full months. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 283 stores during the second quarter of fiscal 2002.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)




         GROSS MARGIN decreased $474 to $1,143, for the 13 weeks ended October 30, 2002, from $1,617 for the 13 weeks ended October 31, 2001 and decreased $997 to $3,886, for the 39 weeks ended October 30, 2002, from $4,883 for the 39 weeks ended October 31, 2001. The decrease in gross margin for the 13 and 39 week periods ended October 30, 2002, is primarily attributable to the decrease in sales and the decrease in margin rate, as described below.

         Gross margin, as a percent of sales, decreased to 17.0% from 20.2% for the 13 weeks ended October 30, 2002 as compared to the same period from the previous year. The decrease is primarily related to an increase in promotional markdowns designed to bring customers back to our stores, an increase in clearance markdowns to improve sell-through on seasonal apparel, and a decrease in vendor allowances. The decrease was partially offset by improved margin due to the reduction of our BlueLight Always program. See further discussion on 2001 clearance markdowns under "Internal Investigation - Developments Since
Filing of 2001 Form 10-K."

         For the 39 week period ended October 30, 2002, gross margin, as a percent of sales, decreased to 17.8% from 19.3%. The decrease in gross margin as a percentage of sales is due primarily to an increase in clearance and promotional markdowns and shrinkage, partially offset by improved margin due to the reduction of our BlueLight Always program, and a decrease in sales of food and consumables, which carry lower margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES which includes advertising costs (net of co-op recoveries of $112 in fiscal 2002 and $111 in fiscal 2001) decreased $233 for the 13 week period ended October 30, 2002 compared to the same period from the previous year. For the 13 weeks ended October 30, 2002, SG&A was $1,511, or 22.5% of sales, as compared to $1,744, or 21.7% of sales, for the 13 weeks ended October 31, 2001. The decrease in SG&A for the 13 week period ended October 30, 2002, as compared to the previous year, is primarily attributable to lower payroll and benefits due to the closure of 283 stores in the second quarter of fiscal 2002, a reduction in electronic media and direct mail advertising, employee reductions at our corporate headquarters in the third quarter of fiscal 2002 and lower depreciation expense due to an impairment charge recorded in the fourth quarter of fiscal 2001 and lower current year capital spending.

         SG&A, including advertising costs (net of co-op recoveries of $255 in fiscal 2002 and $274 in fiscal 2001) decreased $573 for the 39 weeks ended October 30, 2002 compared to the same period from the previous year. For the 39 week period ended October 30, 2002, SG&A was $4,886, or 22.3% of sales, as compared to $5,459, or 21.6% of sales, for the 39 week period ended October 31, 2001. The decrease in SG&A for the 39 week period ended October 30, 2002, as compared to the previous year, is primarily attributable to lower payroll and benefits due to the closure of 283 stores in the second quarter of fiscal 2002, decreases in expenses for general liability claims due to a second quarter 2001 adjustment of $167 to align general liability reserves with actuarial findings, lower depreciation expense due to an impairment charge recorded in the fourth quarter of fiscal 2001, a decrease in advertising expense and lower expenses for employee bonus programs.

         The increase in SG&A, as a percentage of sales, for the 13 and 39 week periods ended October 30, 2002 is primarily attributable to the decrease in total sales compared to the same period for the previous year.

         OPERATING LOSS for the 13 weeks ended October 30, 2002 was ($360), or (5.3%) of sales, as compared to operating loss of ($116), or (1.4%) of sales, for the same period of the prior year. Operating loss for the 39 weeks ended October 30, 2002 was ($973), or (4.4%) of sales, as compared to operating loss of ($589), or (2.3%) of sales, for the same period of the previous year. The increase in operating loss for the 13 and 39 week periods ended October 30, 2002, is attributable to lower sales and a lower gross margin rate, partially offset by a decrease in SG&A expenses as discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         INTEREST EXPENSE, NET for the 13 weeks ended October 30, 2002 and October 31, 2001 was $37 and $96, respectively. Included in net interest expense for both the 13 weeks ended October 30, 2002 and October 31, 2001, is interest income of $1. Interest expense, net for the 39 weeks ended October 30, 2002 and October 31, 2001 was $102 and $267, respectively. Included in net interest expense for both the 39 weeks ended October 30, 2002 and October 31, 2001 is interest income of $3.

         EFFECTIVE INCOME TAX rate was (1.8%) and (34.6%) for the 13 weeks ended October 30, 2002 and October 31, 2001, respectively. For the 39 week periods ending October 30, 2002 and October 31, 2001, the effective income tax rate was (0.9%) and (32.2%), respectively. In the fourth quarter of fiscal 2001, we recorded a valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain. We have continued to maintain a valuation allowance against our net deferred tax assets, and accordingly, we have not recognized any tax benefit from our losses in fiscal 2002. The $19 tax benefit recorded in the 39 week period ended October 30, 2002 relates primarily to $12 for amounts now refundable to Kmart as a result of the Job Creation and Worker Assistance Act of 2002 which was enacted in the first quarter of fiscal 2002 and $14 related to a special provision of the Internal Revenue Code that allows a ten-year carryback of certain losses, partially offset by $7 of expense related to income taxes paid to foreign jurisdictions.

LIQUIDITY AND FINANCIAL CONDITION

         Shortly after the Petition Date, in conjunction with our filing under Chapter 11, we entered into a $2 billion debtor-in-possession financing facility ("DIP Credit Facility"). On the Petition Date, the Court gave interim approval authorizing borrowings up to $1.15 billion of the DIP Credit Facility for the payment of certain pre-petition claims and the funding of working capital and other general operating needs. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility. The DIP Credit Facility is a revolving credit facility under which Kmart is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded superpriority claim status in the Chapter 11 case and is collateralized by first liens on substantially all of the Debtors' assets (subject to valid and unavoidable pre-petition liens and certain other permitted liens) and provides that proceeds be used for working capital needs and other general corporate purposes. The DIP Credit Facility requires that we maintain certain financial covenants, including minimum levels of earnings before interest, taxes, depreciation, amortization and other charges ("EBITDA"), and restrict liens, indebtedness, capital expenditures, dividend payments and sale of assets. On August 29, 2002 we received approval from our lenders and the Court for an amendment to certain EBITDA covenants in the agreement governing our DIP Credit Facility. We are currently in compliance with the amended DIP Credit Facility financial covenants. Following the Petition Date, we have utilized cash flows from operations and the DIP Credit Facility as our primary sources of working capital. As of October 30, 2002 we had $575 of borrowings outstanding under the DIP Credit Facility and had utilized $332 for letters of credit issued for ongoing import purchasing operations, contractual and regulatory purposes. Total availability under the DIP Credit Facility as of October 30, 2002 was $993.

         As of October 30, 2002, there were $393 and $652 borrowings outstanding under our $400 credit facility and $1.1 billion credit facility, respectively. These borrowings, which certain of our subsidiaries guaranteed, are included in Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of October 30, 2002 as these obligations were stayed upon our filing for Chapter 11 reorganization.

         Net cash used for operating activities for the 39 weeks ended October 30, 2002 was $675 as compared to net cash used for operating activities of $442 for the same period in 2001. The increase in cash used for operating activities as compared to the same period of the prior year was primarily the result of higher net losses.

         Net cash used for reorganization items for the 39 weeks ended October 30, 2002, was $113. This spending relates primarily to payments under the Key Employee Retention Program ("KERP") and payments to retained bankruptcy advisors.

         Net cash used for investing activities was $206 for the 39 weeks ended October 30, 2002 compared to $1,129 for the same period in 2001. The decrease in cash used for investing activities was primarily due to restrictions on capital expenditures mandated by our DIP Credit Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         Net cash provided by financing activities was $130 for the 39 weeks ended October 30, 2002 compared to net cash provided by financing activities of $1,536 for the comparable period in 2001. The decrease in cash provided by financing activities in fiscal 2002 as compared to fiscal 2001 is primarily attributable to our bankruptcy filing for reorganization under Chapter 11. As of the Petition Date, pre-petition indebtedness was stayed resulting in substantial increases in cash balances during fiscal 2002 which funded working capital needs and capital expenditures. Borrowings under the DIP Credit Facility have been used primarily to fund planned inventory purchases in anticipation of the holiday season. During the first 39 weeks of fiscal 2001, we borrowed $764 under our $1.6 billion credit facility and issued $430 of 9 7/8% Notes due June 2008 to finance our operations, and to paydown certain Collateralized Mortgage Backed Securities in July 2001.

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

         Our cash needs are satisfied through working capital generated by our business and funds available under our DIP Credit Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales, the margins generated by such sales and the credit extended by our vendors. Since our filing for reorganization under Chapter 11, most of our vendors have resumed normal trade terms. In addition, during October, while margins have been weaker than planned, same-store sales comparisons with prior periods have improved. Kmart is continuing its efforts to stabilize and revitalize the business. However, should we experience a significant disruption of terms with our vendors, margins fail to improve, and/or the availability of resources under the DIP Credit Facility is affected, and/or actual results differ materially from those projected, our compliance with financial covenants and cash resources could be adversely affected.

Pension Plan

         Prior to 1996, Kmart maintained a defined benefit pension plan covering eligible associates. Effective January 31, 1996, the pension plan was frozen, and associates no longer earn additional benefits under the plan (except for purposes of the subsidized early retirement program provided by the plan). The plan's assets consist primarily of equity and fixed income securities. For the past 8 years, Kmart has not been required to make a contribution to the plan.

         In light of returns in the equity markets since the beginning of our fiscal year and the effect of such returns, as well as returns over the past several years, on the value of the plan's assets, we presently expect that we likely will be required to commence making contributions to the plan in 2005, although it is possible that some contributions could be required earlier. Given that the plan is frozen, the timing for the commencement of our future funding requirements will depend, in large part, on the future investment performance of the plan's assets. Once funding obligations commence, we presently anticipate that such obligations could continue for a period of five or six years at an average rate of between $100 and $200 a year or between $800 and $900 in the aggregate. The actual level of contributions, however, will depend upon a number of factors, including the actual demographic and other changes affecting valuations.

         In addition to the funding described above, as a result of the returns over the most recent years, expected decreases in our annual discount rate and expected rate of return on assets, there will likely be an expense recorded for 2003 as opposed to income as has been recorded in the most recent years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


DESCRIPTION OF NON-COMPARABLE ITEMS

         During the 39 week periods ended October 30, 2002 and October 31, 2001, respectively, we have instituted certain restructuring actions to improve our operations. A more detailed description of these non-comparable items is as follows:

2002 Markdowns for Inventory Liquidation

         For the 39 week period ended October 30, 2002, we recorded charges of $785 to write-down inventory liquidated at our 283 closing stores to net realizable value, given the accelerated liquidation strategy. This charge is included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

         For the year, $348 of the charge was recorded relating to the write-down of inventory initially existing at the closing stores to its estimated selling value in connection with liquidation sales in the 283 stores. During the liquidation sale the actual markdowns required to liquidate the inventory were lower than expected. As a result, in the second quarter, we recorded a credit of $36 to adjust our original estimate of $384. In addition, $117 of the charge related to liquidation fees and expenses associated with the disposition of inventory through the liquidation sales at the 283 closing stores.

         The remaining $320 was recorded relating to the acceleration of markdowns on approximately 107,000 stock keeping units ("SKUs"), the majority of which were transferred from our remaining open stores to the 283 closing stores and included in the liquidation sales. The liquidation of these SKUs required higher markdowns than anticipated, accordingly, an adjustment of $54 was recorded in the second quarter of 2002 to adjust our original estimate of $266.

         The following table summarizes the components of the charge for markdowns for inventory liquidation during fiscal year 2002:


                                                  Writedown of                              Accelerated
                                                  Inventory in                               Markdown
                                                    the 283            Liquidator               of
                                                    Closing             Fees and           Discontinued
                                                     Stores             Expenses               SKUs               Total
                                                 --------------       -------------       -------------       -------------
First Quarter                                    $         384        $         108       $         266       $         758
Second Quarter
   Adjustments for actual selling values                   (36)                --                    54                  18
   Additional fees and expenses                           --                      9                --                     9
                                                 -------------        -------------       -------------       -------------
Total                                            $         348        $         117       $         320       $         785
                                                 =============        =============       =============       =============


2002 Cost Reduction Initiative

         On August 19, 2002, we announced a cost reduction initiative aimed at realigning our organization to reflect our current business needs following the completion of the closure of 283 stores. We eliminated approximately 400 positions at our corporate headquarters and approximately 50 positions nationally that provided corporate support. As a result of the job eliminations we recorded a charge of $15 during the second quarter of fiscal 2002. The charge includes severance, outplacement services and continuation of healthcare benefits in accordance with the severance plan provisions of our KERP, which was approved by the Court in March 2002. This charge is included in the line Restructuring, impairment and other charges in our unaudited Condensed Consolidated Statements of Operations.

Accelerated Depreciation on 2002 Store Closings

         In the fourth quarter of fiscal 2001 we recorded a non-cash charge of $971 for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). Included in the charge was the write-down to fair value of long-lived assets at our 283 stores for which we later received Court approval to close. We recorded charges totaling $0 and $18 for the 13 and 39 week periods ended October 30, 2002, respectively related to the accelerated depreciation of the remaining assets in these stores. All assets were fully depreciated with the closure of the stores in the second quarter of 2002.

Supply Chain Operations

         On September 6, 2001 we restructured certain aspects of our supply chain infrastructure, including the reconfiguration of our distribution center network and implementation of new operating software across our supply chain. In conjunction with these actions, we recorded a charge of $148 ($94, net of tax) in the third quarter of fiscal 2001.

         We recorded a $92 charge related to the planned disposal of supply chain software and hardware and other assets that are no longer utilized, in accordance with SFAS No. 144.

         Operating software was replaced at four of our distribution centers in 2002; however, we have suspended the replacement initiative at our other fourteen distribution centers. Accordingly we have discontinued the acceleration of depreciation at these centers and any remaining net book value of assets will be depreciated over the original useful lives. There was $9 related to accelerated depreciation in the 39 weeks ended October 30, 2002 of which $7 and $2 was included in Cost of sales, buying and occupancy and SG&A, respectively.

         A $47 charge was recorded for lease terminations and contractual employment obligations for staff reductions of 956 employees at our distribution centers in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3").

         The following table summarizes the significant components and presentation, in the unaudited Condensed Consolidated Statements of Operations, of the charge for the restructuring of our supply chain operations during the third quarter of fiscal 2001.

                                                 Cost of
                                               sales, buying
                                               and occupancy               SG&A                    Total
                                               ------------            ------------            ------------
Asset impairments                              $          5            $         87            $         92
Lease obligations                                        37                    --                        37
Contractual employment obligations                       10                    --                        10
Accelerated depreciation on software                      9                    --                         9
                                               ------------            ------------            ------------
Total                                          $         61            $         87            $        148
                                               ============            ============            ============

         In the second quarter of fiscal 2002, we recorded a credit of $5 in Reorganization items, net related to lease settlement agreements with our landlords.

Restructuring of BlueLight.com

                           We recorded a $92 charge ($73, net of tax) related to
our e-commerce site, BlueLight.com, in the second quarter of fiscal 2001, comprised of $41 for the impairment of our investment in BlueLight.com and $51 for the restructuring of our e-commerce business.

         Based upon the changing environment for the internet businesses, in which the ability for such businesses to raise capital was restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com.

         The initial step was executed in the second quarter of 2001, by acquiring the remaining 40% interest in BlueLight.com, LLC, principally through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company. BlueLight.com,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


Inc. and BlueLight.com LLC (hereinafter together or individually, "BlueLight.com") then became wholly-owned subsidiaries of Kmart, which allowed us to execute our restructuring plan. The purchase price of the additional interest was $85, with $69 being satisfied through the issuance of 6.1 million unregistered shares of Kmart common stock and $16 paid in cash. Based upon the revised cash flow projections for the business, we recorded in the second quarter of fiscal 2001 a $41 charge to write-down our investment in BlueLight.com to fair value in accordance with SFAS No. 144. Fair value was determined using the present value of estimated future cash flows. In connection with the transaction, the return of capital put rights for $62.5 and the 4.4 million warrants for Kmart stock originally granted to SOFTBANK Venture Capital (currently Mobius Venture Capital) and other investors were terminated. The $62.5 liability for the return of capital puts, recorded due to uncertainties surrounding a start-up operation in the highly competitive e-commerce industry, was relieved.

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

         During the third quarter of 2001, we continued executing our restructuring plan, including formally communicating severance benefits to 114 employees at the BlueLight.com headquarters. We recorded an additional $5 ($3, net of tax) charge to provide for these costs.

         In the third quarter of fiscal 2002 we reduced the reserves established for BlueLight.com contract terminations by $6 based on our revised estimates for the remaining obligations. All charges related to the impairment of our investment and restructuring of BlueLight.com are included in the line Restructuring, impairment and other charges in the unaudited Condensed Consolidated Statements of Operations.

         Additionally, during the third quarter of 2002, we reversed, through Reorganization items, net, $4 of the charge for lease terminations to reduce the reserve to the amount of the estimated allowed claim under the Bankruptcy Code.

         The results of BlueLight.com's operations are fully consolidated in our financial statements commencing July 31, 2001.

         BlueLight.com entered into an agreement to sell certain of the assets of its Internet Service Provider ("ISP") and email business to Netbrands, a unit of United Online, Inc., for approximately $8, subject to certain favorable working capital adjustments and Court approval. The sale of these assets was the subject of a competitive bidding process in which Netbrands was the winning bidder. The sale was approved by the Court on October 30, 2002, closed on November 4, 2002 and resulted in a gain of $4, which will be recorded in the fourth quarter of 2002. The sale of the ISP assets will not affect the Kmart.com online shopping site.

Employee Severance and VERP

         During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax), which is included in our unaudited Condensed Consolidated Statement of Operations for the quarter ended October 31, 2001 in the line item Restructuring, impairments and other charges. The charge related to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Of the charge, $19 was reserved for and paid out of our general corporate assets, including benefits for highly-compensated employees accepting the VERP offer, and the remaining $4 was paid out of the Kmart Employee Pension Plan.

REORGANIZATION ITEMS, NET

         Reorganization items, net represent amounts we incurred as a direct result of our Chapter 11 filing and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 and 39 week periods ended October 30, 2002, the following have been recorded:

                                                       13 Weeks       39 Weeks
                                                        Ended           Ended
                                                      ---------       ---------
2002 store closings                                   $       4       $     222
Employee costs                                               20              83
Professional fees                                            14              81
Settlement of pre-petition liabilities                      (24)            (58)
Lease auction                                               (19)            (21)
Sale of pharmacy lists                                     --               (18)
Interest income                                              (1)            (10)
Other                                                         6              (1)
                                                      ---------       ---------
 Reorganization items, net                            $    --         $     278
                                                      =========       =========

         The following paragraphs provide additional information relating to costs that were reported in the line Reorganization items, net in our unaudited Condensed Consolidated Statement of Operations for the 13 and 39 week periods ended October 30, 2002:

2002 Store Closings

         On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. All of the stores were closed as of June 2, 2002.

         SFAS No. 144 requires closed stores to be classified as discontinued operations when a) the operations and cash flows of the stores have been (or will be) eliminated from our ongoing operations and b) we will not have any significant continuing involvement in the operations of the stores after the closure. Based on these criteria, we evaluated the 283 stores closed during the second quarter and determined that in substantially all the cases, the operations and cash flows of the stores should not be eliminated from our ongoing operations. The results of operations for 28 stores were considered to be discontinued operations under the criteria set forth in SFAS No. 144, however; total Sales, Gross margin, and SG&A for these stores represented less than 1% of Kmart's total Sales, Gross margin and SG&A, and were not considered material for separate presentation in the unaudited Condensed Consolidated Statement of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         In conjunction with these 283 store closings, we recorded charges of $4 and $222 for expenses related to store closings during the 13 and 39 week periods ended October 30, 2002, respectively. These charges are included in Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations. We charged $228 to our closed store reserve for allowable claims related to lease terminations and other costs and reclassified $144 of capital lease obligations to the closed store reserve during the first quarter of fiscal 2002. During the second and third quarters of fiscal 2002, we recorded a credit of $10 and a charge of $4, respectively, to adjust our estimated allowable claims. The reserve for estimated costs was recorded in accordance with EITF 94-3.

Employee Costs

         In March 2002, we received Court approval to implement the KERP which provides cash incentives and certain benefits to key members of our salaried management team. The retention program provisions of the KERP are expected to encourage employees to continue their employment with Kmart through the reorganization process. For the 13 and 39 week periods ended October 30, 2002, we recorded charges of $20 and $83, respectively, for the KERP benefits and other employee benefits for associates in our 283 stores that were closed are not covered under the KERP.

Professional Fees

         For the 13 and 39 week periods ended October 30 2002, we recorded $14 and $81, respectively, for professional fees. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

Settlement of Pre-petition Liabilities

         For the 13 and 39 week periods ended October 30, 2002, we recorded gains of $24 and $58, respectively, representing the difference between the settlement value of certain pre-petition obligations and the estimated amounts recorded for allowable claims, primarily related to lease termination agreements between Kmart and its landlords.

Lease Auction

         Kmart and certain subsidiaries entered into several Asset Purchase and Designation Rights Agreements ("Agreements") with Kimco Realty Corporation, Schottenstein Stores Corporation and Klaff Realty, LP and other purchasers ("Purchasers"), in accordance with the bidding procedures order entered by the Court on May 10, 2002. Under terms of the Agreements we agreed to sell to the Purchasers the designation rights with respect to 56 leaseholds for closed stores and our interest in the leasehold for one closed store, the Purchaser of which defaulted under its Agreement and the lease was rejected. During the designation period, as defined under the Agreements, the Purchaser of designation rights shall have the sole, exclusive and continuing right to select, identify and designate (i) which leases shall be assumed and assigned (and if assigned to whom), or terminated, and (ii) which properties shall be excluded from the transaction. During fiscal 2002, the leaseholds on the 283 stores not covered by the Agreements have been rejected or terminated.

         In consideration for the designation rights acquisitions, the Purchasers are obligated to pay $46, of which $14 and $26 was paid in cash during the 13 and 39 week periods ended October 30, 2002, respectively. The remaining $20 is to be paid as the Purchaser of the designation rights with respect to 54 leaseholds receives net proceeds from the sale or assignment of the properties, but not later than December 31, 2002. The Purchasers are responsible for paying all carrying costs related to such properties during the designation period, in accordance with the Agreements. In addition, we may be entitled to additional proceeds in the event that designation rights transactions exceed a specified level of proceeds.

         A pro-rata portion of the guaranteed proceeds of $46 will be recognized into income at either the effective date of the property assignment or termination, when we are informed by the Purchasers of their intention to exclude certain leaseholds from future assignments or terminations, or upon expiration of the designation rights period. At the time we are legally released as the primary obligor under the lease agreement, the allowed claim amount established in connection with the Court's approval of our plan to close the store and reject the lease will be reversed. Both the income from the sale of the designation rights and the reversal of allowed claim amounts are reported as Reorganization items, net in the unaudited Condensed Consolidated Statement of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         During fiscal 2002, 22 leases under the Agreements have been assigned, four have been terminated or rejected under landlord agreements and seven have been excluded. Five of the excluded leases were rejected before the end of the third quarter of 2002. The two remaining excluded leases have been or will be assigned, terminated or rejected in the fourth quarter. For the 13 and 39 week periods ended October 30, 2002 we recognized $19 and $21 of proceeds, respectively, from the sale of designation rights. The remaining funds received have been deferred and will be recognized in our unaudited Condensed Consolidated Statement of Operations as described above.

Other Reorganization Items

         For the 13 and 39 week periods ended October 30, 2002, we recorded $0 and $18 of income, respectively, for the sale of pharmacy lists and $1 and $10, respectively, for interest income earned on excess cash balances. For the 13 and 39 week periods ended October 30, 2002, we recorded expenses of $6 and a credit of $1, respectively, for other reorganization items.

DISCONTINUED OPERATIONS

         For the 13 and 39 week periods ended October 30, 2002, we credited income for $1 and $37, respectively, primarily to reduce estimated reserves for our remaining lease obligations for the Builder's Square, Inc., Hechinger Company, Pace Membership Warehouse, Inc. and Furr's Restaurants locations. These amounts primarily related to lease settlement agreements with our landlords, adjustments to our estimated allowable claims for the lease obligations and income related to the recovery of claims through the bankruptcy of Hechinger Company.

INTERNAL INVESTIGATION - DEVELOPMENTS SINCE FILING OF 2001 FORM 10-K

         The following sets forth developments that have occurred since the filing of Kmart's Annual Report on Form 10-K for fiscal year 2001, dated May 15, 2002 (the "Original 2001 10-K") in connection with the internal investigation and related stewardship review being conducted under the supervision of the Audit Committee of the Board of Directors. As previously disclosed, following the receipt of anonymous letters, the Board of Directors had instructed that an internal investigation be undertaken under the supervision of the Audit Committee by outside legal counsel, with the assistance of independent accounting advisors. The Original 2001 10-K had reflected, as of the date of filing, the results of the investigation with respect to various accounting matters. As of the date of the filing, we believed that the investigation was complete with respect to accounting matters affecting the financial statements in the Original 2001 10-K. Set forth below is a discussion of certain matters relating to vendor allowances and inventories that have been investigated since the filing of the Original 2001 10-K. These matters were previously reported in our Quarterly Report on Form 10-Q for the period ended July 31, 2002 or our original 2001 10-K.

Vendor Allowance Matters

         Premature Recognition of Vendor Allowances

         Since the filing of our Original 2001 10-K we became aware of documents that indicated that there were certain vendor allowance transactions prematurely recorded in our fiscal year 2000 fourth quarter financial statements that required investigation. We also determined that such early recognition of vendor allowances occurred in other prior fiscal periods, although the impact of these transactions on our financial statements was less significant. We described the effect of these items in our Report on Form 10-Q for the 13 week period ended July 31, 2002 that we filed with the SEC on September 16, 2002. In addition, we recently became aware of allowances received from a vendor aggregating $14 which previously had been recognized in our fiscal year 2000 financial statements and that we have determined should more appropriately been recognized over the five-year life of the contract that we entered into with this vendor.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION - (CONTINUED)
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         It is important to note that although we have conducted all procedures we deemed reasonable under the circumstances to identify and quantify vendor allowances that were prematurely recorded, and which were restated to correct and record such allowances in the appropriate period, there can be no assurance that we have captured all of such allowance transactions. Furthermore, we believe that our ability to accurately identify prematurely recorded allowance transactions diminishes with the passage of time. We have taken actions to strengthen our internal controls concerning vendor allowance transactions and have restated our prior period financial statements for these adjustments.

         2001 Interim Allowance Recognition

         During the Fall of 2002 and in response to inquiries from the staff of the SEC, Kmart reviewed its historical practices for the recording of allowances prior to the adoption in the fourth quarter of fiscal year 2001 of a new accounting policy, effective February 1, 2001, for the interim financial reporting of vendor allowances. The effect of these practices relates only to Kmart's interim financial statements. See "Internal Investigation - Developments Since Filing of 2001 Form 10-K - Vendor Allowance Matters" for a description of the impact of the premature recording of certain vendor allowances on Kmart's audited financial statements.

         For interim reporting periods in fiscal 2000 and prior, our policy was to record allowances not yet subject to a written agreement during the first three quarters of a fiscal year based upon our estimate of annual allowances ("our plan") as determined by historical experience and current understandings with our vendors. These amounts were supplemented by allowances obtained that were not contemplated in our plan ("incrementals"). During the fourth quarter of fiscal 2001, we adopted a new accounting policy, effective as of February 1, 2001, for interim financial reporting only, requiring that cost recoveries from vendors be recognized only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed.

         As part of its review of allowances, the current management of Kmart observed that the total level of allowances originally recorded during the first three quarters of fiscal year 2001 appeared high, given the challenges that faced the business in fiscal year 2001 and the fact that sales failed to increase as originally contemplated in Kmart's business plan. In that regard, it was noted that had Kmart recorded allowances during the first three quarters of fiscal year 2001 at rates which corresponded to more historical rates, Kmart would have recorded fewer allowances.

         During the first three quarters of fiscal year 2001, Kmart characterized and recorded as incremental allowances $110, $163 and $50, respectively. Kmart selectively identified for review certain of such allowances that had been characterized and recorded as incrementals prior to the adoption of the new accounting policy. Of those reviewed, the amount of allowances, other than those previously disclosed, which appeared to be questionable were $27, $42 and $23, respectively. The questions about these allowances relate to, among other things, the failure to have appropriate signed documentation in place, the failure to have adequate records demonstrating that the allowance was collectible or the failure to otherwise comply with Kmart's historical policies. Based on the investigation, it appears that some of these allowances may have been reported in error in the quarterly financial statements. Given, however, that Kmart's review of allowances was selective, as well as the difficulties of confirming on a retroactive basis whether an incremental allowance is supplemental to the plan, Kmart cannot exclude the possibility that there may be additional incremental allowances in fiscal year 2001 which could be subject to question.

         Any errors, as described in the preceding paragraphs, concerning the recording of allowances that were reflected in our fiscal year 2001 interim unaudited financial statements prior to the change in accounting policy were no longer reflected in our restated financial statements as filed with the SEC on May 15, 2002. This results from the change in accounting policy, given that under the new accounting policy there is no longer a distinction between planned and incremental allowances, no allowances are recognized absent a formal agreement and the recording of allowances is no longer based on a plan.

Inventory Matters

         Following the filing of the original 2001 10-K and in response to inquiries from the staff of the SEC, we have conducted an internal inventory quality review with respect to our 1999, 2000 and 2001 fiscal years. We continue to believe, following the conclusion of this review, that our inventory balances during these periods were, in all material respects, appropriately valued at the lower of cost or market and that, therefore, our financial statements require no adjustment for inventory quality matters. However, we have provided the following additional information with respect to our historical inventory markdown and reserve practices so as to enhance a reader's understanding of our financial statements as presented in Management's Discussion and Analysis in the original 2001 10-K and to be contained in Amendment No. 1 to the Annual Report on Form 10-K/A for the 2001 fiscal year, to be filed with the SEC as soon as practicable.

         2000 Strategic Actions Charge and Related Matters

         During the second quarter of fiscal year 2000, we reported a $740 charge for strategic actions including the closure of certain stores, acceleration of certain inventory reductions and redefining our information technology strategy. The $740 charge included $290 for the estimated loss on disposal for the accelerated liquidation of certain discontinued product, which was characterized in Management's Discussion and Analysis of our 2001 10-K as a "non-comparable" item. During the course of the recent internal inventory review, we analyzed the assumptions of the charge related to the accelerated liquidation of the discontinued merchandise, including historical markdown cadences, or the timing for recognizing markdowns in our financial statements, for discontinued product. In carrying out such review, current management observed that the effect of an accelerated markdown cadence, combined with certain transfer costs, approximated $156. In light of these observations with respect to accelerated markdown cadences, current management noted that approximately $134, the remaining portion of the charge, could have been viewed as an operating item and, as such, not reported as a "non-comparable" item. Similarly, current management observes that if the $134 portion of the charge had been reflected as an operating item, it could have been recorded against an existing inventory reserve.

         Inventory Valuation Reserves

         At the end of fiscal year 1999, Kmart had designated valuation reserves related to its discontinued and aged seasonal merchandise inventories of $63, as well as general reserves existing in its LIFO provision of $158. In light of these reserves, the inventory at the end of fiscal 1999 was, in the judgment of current management, properly stated at the lower of cost or market in accordance with generally accepted accounting principles. During the fourth quarter of fiscal year 2000, the $158 general reserve that existed in our LIFO valuation was recharacterized within inventory reserves as a reserve for markdowns on discontinued and aged seasonal merchandise.

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

         During our recent internal inventory review, we noted that levels of clearance markdowns in the second and third quarter of 2001 appeared low in relation to historical markdown experience apparently as a result of, among other things, decisions to minimize markdown activity and related charges in light of Kmart's then operating performance. Although current management found that inventory balances had been properly stated, in all material respects, under our policy of valuing inventory at the lower of cost or market value during each of the quarterly periods of 2001, current management noted that the fewer markdowns in the second and third quarters of 2001 served to increase reported earnings in those quarters, and increase markdowns and decrease reported earnings in the first and fourth quarters. For example, we observed that had markdowns been taken in each quarter of 2001 in a manner which, on a percentage of sales basis, corresponded to the average of the markdowns taken, on a quarterly basis, during fiscal years 1998, 1999 and 2000, excluding the effect of special events such as store closings, the level of clearance markdowns in 2001 could have been increased by $55 and $105 in the second and third quarters, respectively, and reduced by $40 and $120 in the first and fourth quarters, respectively. The actual effect, however, that a different markdown practice could have had on our quarterly net income for the full fiscal year is difficult to predict, given the numerous other factors, estimates and assumptions that would affect our results.

OTHER MATTERS

Contingent Liabilities

         As of October 30, 2002, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition; (ii) contingent liability under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $70 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance by the parties whose obligations we guarantee and are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

         As of October 30, 2002, our outstanding guarantees for real property leases of The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc. were as follows:


                             Present Value of
                               Future Lease            Gross Future
                             Obligations @ 7%        Lease Obligations
                             ----------------        -----------------
The Sports Authority, Inc.        $172                     $292
Borders Group, Inc.                 83                      141
OfficeMax, Inc.                     59                       86
                                  ----                     ----
Total                             $314                     $519
                                  ====                     ====


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

         On September 25, 2002 the Court approved our motion allowing Kmart to enter into a licensing agreement with Thalia for junior's and women's apparel, jewelry and accessories.

         Our key brand partners will continue to be a key element in our merchandising and marketing initiatives. As a result, a decline in the demand for our key brands or their failure to achieve or maintain broad market acceptance, could have a material effect on our results of operations.

Penske

         On April 9, 2002, we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby all parties would work together to achieve an orderly wind-down of operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to close the business as of April 6, 2002. This matter has not had a material adverse effect on our liquidity, financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At October 30, 2002, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks result primarily from changes in interest rates, principally with respect to the DIP Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

ITEM 4. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the date of filing this report, we carried out an evaluation, under the supervision of our recently formed management Disclosure Committee (which includes the Chief Executive Officer and the Chief Financial Officer) of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required.

         As discussed earlier in this Quarterly Report on Form 10-Q, we have implemented changes to our business processes to address the issues described herein that were identified in connection with the preparation of the financial statements contained herein. Specifically, we have implemented manual procedures to ensure that our invoice accruals for a significant vendor are properly recorded until we are able to implement a programmatic change to the logic of our accounts payable invoice accrual program. Also, we have implemented additional management review procedures relative to all new property leases or amendments to such leases. We do not consider these corrective actions to be taken as a result of significant deficiencies or material weaknesses in our internal control structure.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         As a result of its Chapter 11 filing, Kmart has not made principal or interest payments on unsecured indebtedness incurred prior to January 22, 2002. In addition, Kmart is not permitted to pay dividends on its trust convertible preferred securities. The dividend arrearage on the trust convertible securities from December 18, 2001 through October 30, 2002 is approximately $52. Interest at the stated contractual amount on unsecured debt that was not charged to results of operations for the 13 and 39 week periods ended October 30, 2002 was approximately $67 and $204, respectively.


ITEM 5.  OTHER INFORMATION


         Since the filing of its Quarterly Report on Form 10-Q for the period ended July 31, 2002, the employment of Randy L. Allen was terminated, effective October 7, 2002. Ms. Allen had assumed the role of Senior Vice President, Strategic Planning and Business Initiatives effective July 15, 2002 and previously served as Executive Vice President, Strategic Initiatives and Chief Diversity Officer. Kmart has notified Ms. Allen that it is reserving the right to determine its rights and obligations in connection with the termination of Ms. Allen's employment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit 99.1 - CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         Exhibit 99.2 - CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: We filed the following Current Reports on Form 8-K with the SEC during the 13 weeks ended October 30, 2002:

         1. September 16, 2002 - Monthly Operating Report for the period from June 27, 2002 to July 31, 2002, as filed with the Bankruptcy Court.

         2. September 16, 2002 - Monthly Operating Report for the period from August 1, 2002 to August 28, 2002, as filed with the Bankruptcy Court.

         3. October 21, 2002 - Monthly Operating Report for the period from August 29, 2002 to September 25, 2002, as filed with the Bankruptcy Court.

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






               Date:                     December 23, 2002
                                         Kmart Corporation
                       ---------------------------------------------------
                                           (Registrant)



               By:                  /s/ James B. Adamson
                       ---------------------------------------------------
                                        James B. Adamson
                                CHAIRMAN OF THE BOARD AND CHIEF
                                       EXECUTIVE OFFICER
                                 (Principal Executive Officer)


                                      /s/ A. A. Koch
                       ---------------------------------------------------
                                          A. A. Koch
                                    CHIEF FINANCIAL OFFICER
                                 (Principal Financial Officer)


                                  /s/ Richard J. Noechel
                       ---------------------------------------------------
                                      Richard J. Noechel
                                      VICE PRESIDENT AND
                                          CONTROLLER
                                (Principal Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 23, 2002                      /s/ James B. Adamson
                                             -------------------------
                                             James B. Adamson
                                             Chairman of the Board and
                                             Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 23, 2002                        /s/ Albert A. Koch
                                                -----------------------
                                                Albert A. Koch
                                                Chief Financial Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.      DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002