Form 10-K/A
period 2002-01-30
KMART CORP
filed 2003-01-14
CIK 56824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
          3100 WEST BIG BEAVER ROAD
                TROY, MICHIGAN                                     48084
   (Address of principal executive offices)                      (zip code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (248) 463-1000

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934:

        TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------                   -----------------------------------------
   Common Stock, $1.00 par value               New York, Pacific and Chicago Exchanges
                                     (suspended from trading on the exchanges December 19, 2002)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of voting stock including Common Stock held by non-affiliates of the Registrant on May 1, 2002 was $628,361,591. The market value of the Common Stock is based on the closing price on the New York Stock Exchange on such date.

     As of May 1, 2002, 502,689,273 shares of Common Stock of the Registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to Annual Report on Form 10-K/A is to restate the audited financial statements of Kmart Corporation and its subsidiaries ("Kmart," "we," "us" or "our") for the fiscal years ended January 30, 2002, January 31, 2001 and January 26, 2000 to reflect certain adjustments identified as a result of our ongoing review of our accounting practices and procedures and to correspondingly modify related disclosures. Certain of these adjustments were identified as out-of-period adjustments during the preparation of Kmart's Quarterly Report on Form 10-Q for the third quarter ended October 30, 2002, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, filed with the Securities and Exchange Commission (the "SEC") on September 16, 2002. Upon review of the aggregate impact of all of these adjustments, we concluded that restating our historical financial statements was appropriate because the aggregate impact was material to the current estimate of our fiscal year 2002 results.

     We have amended and restated in its entirety each Item of our Annual Report on Form 10-K for the fiscal year ended January 30, 2002 to reflect these adjustments. Except as otherwise expressly noted herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect events occurring after the May 15, 2002 filing of our Annual Report on Form 10-K for the fiscal year ended January 30, 2002 or modify or update the disclosures set forth in that Annual Report on Form 10-K in any way, except as required to reflect the effects of the restatement of our financial statements for the fiscal years ended January 30, 2002, January 31, 2001 and January 26, 2000 or deemed necessary in connection with the completion of restated financial statements.

     The Items of our Annual Report on Form 10-K for the fiscal year ended January 30, 2002 which are amended and restated herein are:

      1. Item 1 -- Business, has been amended to remove the section entitled "Restatement of 2001 Unaudited Quarterly Financial Data" and to update certain factual and cautionary language in the section entitled "Proceedings Under Chapter 11 of the Bankruptcy Code."

      2. Item 3 -- Legal Proceedings has been amended to include an item that occurred prior to the original filing date on May 15, 2002.

      3. Item 5 -- Market for Kmart's Common Equity and Related Stockholder Matters

      4. Item 6 -- Selected Financial Data has been restated.

      5. Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, has been revised.

      6. Item 8 -- Financial Statements and Supplementary Data, has been restated.

      7. Schedule II -- Valuation and Qualifying Accounts

      8. The signature page has been amended to reflect Kmart's current officers and directors.

      9. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been added.

     10. The certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits.

     The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-K/A consist of all other Items originally contained in our Annual Report on Form 10-K for the fiscal year ended January 30, 2002 in the form filed with the SEC on May 15, 2002 (the "Original 2001 10-K"). These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 to Annual Report on Form 10-K/A is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the original filing of the Annual Report on Form 10-K, including but not limited to our Quarterly Reports on Form 10-Q for the thirteen week periods ending May 1, July 31 and October 30, 2002, respectively.

                                     PART I

ITEM 1. BUSINESS

HISTORY

     Kmart Corporation is the nation's second largest discount retailer and the fourth largest general merchandise retailer. Kmart was incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by its founder, S. S. Kresge, who opened his first store in 1899. After operating Kresge department stores for over 45 years, our store program commenced with the opening of the first Kmart store in March 1962. Our principal executive offices are located at 3100 West Big Beaver Road, Troy, Michigan 48084.

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

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Kmart generally may not be enforced. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court. Although the Debtors expect to file a reorganization plan or plans that provide for emergence from bankruptcy in 2003 or 2004, there can be no assurance that a reorganization plan or plans will be proposed by the Debtors or confirmed by the Court, or that any such plan(s) will be consummated. As provided by the Bankruptcy Code, the Debtors initially have the exclusive right to solicit a plan of reorganization for 120 days. On April 23, 2002, the Court extended to August 7, 2002, the period in which Kmart has the exclusive right to file a plan of reorganization and extended to October 4, 2002, the period in which Kmart has the exclusive right to submit acceptances to the plan. A hearing to extend further these exclusive periods is scheduled for July 24, 2002. Further extensions may be granted by the Court. If the Debtors fail to file a plan of reorganization during such period (as such period may be extended) or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization. A plan of reorganization must be confirmed by the Court, upon certain findings being made by the Court which are required by the Bankruptcy Code. The Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

     The United States Trustee has appointed an unsecured creditors committee and a financial institutions committee. A request has also been made for the establishment of an equity holders committee. The official committees and their legal representatives often take positions on matters that come before the Court, and are the most likely entities with which Kmart will negotiate the terms of a plan of reorganization. There can be no assurance that these committees will support Kmart's positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between Kmart and these committees could protract the bankruptcy proceedings, could negatively impact Kmart's ability to operate during bankruptcy and could delay Kmart's emergence from bankruptcy.

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

     On April 15, 2002, we filed with the Court schedules of assets and liabilities and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. We have mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is July 31, 2002. Differences between amounts scheduled by Kmart and claims by creditors will be investigated and resolved in connection with our claims resolution process, and may be significant. That process will not commence until after the July 31, 2002 bar date and, in light of the number of creditors of the Debtors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. Similarly, the ultimate distribution with respect to allowed claims is not presently ascertainable.

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

     Notwithstanding our plan, at this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business, various creditors and security holders or when we will be able to exit Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization.

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

     These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer. See "Cautionary Statement Regarding Forward-Looking Information in
Item 3. Management's Discussion and Analysis of Results of Operations."

     A plan of reorganization could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

     The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The ability of Kmart to continue as a going concern, as described above, is predicated upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility and the ability to generate cash flows from operations and obtain financing sources sufficient to satisfy our future obligations. Please refer to Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, and Note 2 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for additional information.

OPERATIONS

     We operate in the general merchandise retailing industry through 2,114 Kmart discount stores with locations in each of the 50 United States, Puerto Rico, the U.S. Virgin Islands and Guam, and through our e-commerce shopping site, www.kmart.com. Our general merchandise retail operations are located in 324 of the 331 Metropolitan Statistical Areas in the United States. Kmart stores are generally one-floor, free-standing units ranging in size from 40,000 to 194,000 square feet. On March 20, 2002, the Court approved the closure of 283 stores located in 40 states and in Puerto Rico, or approximately 13% of our 2,114 stores. We anticipate closing these locations in the second quarter of fiscal 2002, following liquidation sales.

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

     Information regarding our discontinued operations and dispositions appears in Note 9 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Form 10-K/A.

     Information regarding our analysis of operations and financial condition appears in Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, of this Form 10-K/A.

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

CREDIT SALES

     Kmart and Capital One Financial Corporation ("Capital One") launched a Kmart MasterCard on September 25, 2000. The Kmart MasterCard combines the exclusivity of private label card benefits along with MasterCard's global acceptance at more than 18 million locations. Capital One is the exclusive issuer and creditor of the Kmart MasterCard and is responsible for the evaluation and approval of credit applications for the Kmart MasterCard. As of January 30, 2002, there were 4,285,000 cardholders. Kmart bears no credit risk or risk of loss with respect to any Kmart MasterCard account. The former private label Kmart Credit Card through Household Bank(SB), N.A., a unit of Household International, Inc. was discontinued in October 2000. In addition to the Kmart MasterCard program, which is owned and operated by Capital One, all of our stores accept major bank credit cards as payment for merchandise.

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

     A description of our leasing arrangements appears in Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Form 10-K/A.

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

     Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock between May 17, 2001 and January 22, 2002, inclusive, naming Charles Conaway as CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan, allege that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. Kmart is not a defendant in these actions.

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

                                    PART II

ITEM 5. MARKET FOR KMART'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was listed on the New York, Pacific and Chicago Stock Exchanges. There were approximately 75,997 shareholders of record of Kmart common stock as of May 1, 2002. Our common stock was suspended from trading on the exchanges as of December 19, 2002.

     The quarterly high and low sales prices for our common stock for the two most recent fiscal years are set forth in Note 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data, of this Form 10-K/A.

ITEM 6. SELECTED FINANCIAL DATA

     The table below summarizes our recent financial information. For further information, refer to our Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data, of this Form 10-K/A.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                   (AS RESTATED)(6)
                                                    -----------------------------------------------
                                                     2001      2000      1999      1998      1997
---------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Total sales(1)....................................  $36,151   $37,028   $35,925   $33,674   $32,183
Comparable sales %(2).............................     (0.1)%     1.1%      4.8%      4.8%      4.8%
Total sales %.....................................     (2.4)%     3.1%      6.6%      4.6%      2.4%
U.S. Kmart total sales %..........................     (2.4)%     3.1%      6.6%      5.6%      5.0%
Cost of sales, buying and occupancy...............   29,853    29,732    28,161    26,357    25,167
Selling, general and administrative expenses......    7,588     7,366     6,569     6,288     6,174
Restructuring, impairment and other charges.......    1,091        --        --        19       114
Interest expense, net.............................      344       287       280       293       363
Continuing income (loss) before income taxes,
  preferred dividend, and reorganization items....   (2,725)     (370)      959       755       407
Chapter 11 reorganization items...................      183        --        --        --        --
Net income (loss) from continuing operations(3)...   (2,612)     (268)      594       491       242
Discontinued operations...........................      166        --      (230)       --        --
Net income (loss).................................   (2,446)     (268)      364       491       242
PER COMMON SHARE
Basic:
  Continuing income (loss)........................  $ (5.29)  $ (0.53)  $  1.21   $  1.00   $  0.50
  Discontinued operations.........................  $  0.34   $    --   $ (0.47)  $    --   $    --
  Net income (loss)...............................  $ (4.95)  $ (0.53)  $  0.74   $  1.00   $  0.50
Diluted:(4)
  Continuing income (loss)........................  $ (5.29)  $ (0.53)  $  1.15   $  0.96   $  0.49
  Discontinued operations.........................  $  0.34   $    --   $ (0.41)  $    --   $    --
  Net income (loss)...............................  $ (4.95)  $ (0.53)  $  0.74   $  0.96   $  0.49
Book value........................................  $  6.42   $ 12.09   $ 12.73   $ 11.84   $ 10.89
FINANCIAL DATA
Working capital(5)................................  $ 7,189   $ 3,540   $ 3,915   $ 4,060   $ 4,163
Total assets......................................   14,183    14,815    15,192    14,238    13,614
Liabilities subject to compromise.................    8,093        --        --        --        --
Long-term debt(5).................................      330     2,084     1,759     1,538     1,725
Long-term capital lease obligations...............      857       943     1,014     1,091     1,179
Trust convertible preferred securities............      889       887       986       984       981
Capital expenditures..............................    1,385     1,089     1,277       981       678
Depreciation and amortization.....................      824       777       770       671       660
Current ratio(5)..................................     12.0       1.9       1.9       2.1       2.2
Basic weighted average shares outstanding
  (millions)......................................      494       483       492       492       487
Diluted weighted average shares outstanding
  (millions)(4)...................................      494       483       562       565       492
Number of Stores..................................    2,114     2,105     2,171     2,161     2,136
U.S. Kmart store sales per comparable selling
  square footage..................................  $   235   $   236   $   233   $   222   $   211
U.S. Kmart total selling square footage
  (millions)......................................      154       153       155       154       151

(1) Our fiscal year ends on the last Wednesday in January. Fiscal 2000 consisted of 53 weeks.

(2) Comparable store sales for 2000 are based on the 52 week period ended January 24, 2001.

(3) Net income (loss) from continuing operations includes not only the items in Restructuring, impairment and other charges of $23 for VERP/Severance, $97 for BlueLight.com, and $971 for asset impairments in 2001, $19 ($13 net of tax) related to Voluntary Early Retirement Programs in 1998 and $114 ($81 net of tax) related to Voluntary Early Retirement Programs in 1997, but also includes in 2001, 2000 and 1999 non-comparable charges of $163 related to our supply chain restructuring, $728 ($463 net of tax) for strategic initiatives and $11 ($7 net of tax) to reflect the cumulative effect of a change in accounting method for layaway sales, respectively.

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

(6) We have restated our previously reported annual financial statements to reflect certain adjustments as discussed in Note 1 of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data of this Form 10K/A.

MANAGEMENT'S DISCUSSION AND ANALYSIS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This Form 10-K/A, as well as other statements or reports made by or on behalf of Kmart, may contain or may incorporate by reference material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Kmart's operations and business environment which may cause the actual results of Kmart to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

RESTATEMENT OF FISCAL 2001 AND PRIOR PERIOD FINANCIAL STATEMENTS

     As part of the review and preparation of the Quarterly Report on Form 10-Q for the third quarter ended October 31, 2002, we identified certain adjustments that were recorded out-of-period, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002 filed with the SEC on September 16, 2002. Upon review of the aggregate impact of all of these adjustments, we concluded that restating our historical financial statements was appropriate because the aggregate impact was material to the current estimate of our fiscal year 2002 results.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The tables below show the results of the restatements on reported results for fiscal years 2001, 2000 and 1999 presented in this Amendment No. 1 to our Annual Report on Form 10-K/A which relate primarily to:

     a) Lease accrual adjustments -- An understatement, as disclosed in the 2002 third quarter report on Form 10-Q, of historical accruals for certain leases with varying rent payments and a related understatement of historical rent expense.

     b) Accounts payable adjustments -- A software programming error in Kmart's accounts payable system, as disclosed in the 2002 third quarter report on Form 10-Q, that resulted in some paid invoices awaiting a store report of delivery not being appropriately treated in our financial statements. This error, restricted to a single vendor with unique billing arrangements, resulted in an understatement of Cost of sales, buying and occupancy since 1999.

     c) Inventory loads -- Adjustments, as disclosed in the Quarterly Report on Form 10-Q for the period ended July 31, 2002, for certain costs formerly capitalized into inventory. Inventory included amounts added for internal purposes to analyze gross margin on a comparable basis across all business units and to optimize purchasing decisions. These amounts are commonly referred to in the retail industry as "inventory loads," and should have been eliminated for external reporting purposes to the extent the related inventory remained unsold at the end of the period.

     d) Vendor allowances -- The premature recording, as disclosed in the Quarterly Report on Form 10-Q for the period ended July 31, 2002, of vendor allowance transactions in fiscal year 2000 and prior fiscal years.

     In addition, given the restatement for the items noted above, we are adjusting previously reported financial results for miscellaneous immaterial items that were identified and previously recorded in the ordinary course of business. These items are now being recorded in the appropriate fiscal periods.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The following tables summarize the effects of the restatement reflected in this Form 10-K/A on our Statements of Operations for fiscal years 2001, 2000 and 1999.

                                               LEASE       ACCOUNTS
                            AS PREVIOUSLY     ACCRUAL       PAYABLE     INVENTORY     VENDOR                 AS
     FISCAL YEAR 2001         REPORTED*     ADJUSTMENTS   ADJUSTMENTS     LOADS     ALLOWANCES   OTHER    RESTATED
     ----------------       -------------   -----------   -----------   ---------   ----------   ------   --------
Sales.....................     $36,151        $   --        $   --       $   --       $  --      $   --    36,151
Cost of sales, buying and
  occupancy...............      29,936             5            42           --         (94)        (36)   29,853
                               -------        ------        ------       ------       -----      ------   -------
Gross margin..............     $ 6,215        $   (5)       $  (42)      $   --       $  94      $   36   $ 6,298
Selling, general and
  administrative
  expenses................     $ 7,588        $   --        $   --       $    7       $  --      $   (7)  $ 7,588
Restructuring, impairments
  and other charges.......     $ 1,099        $   --        $   --       $   --       $  --      $   (8)  $ 1,091
Operating (loss) income...     $(2,472)       $   (5)       $  (42)      $   (7)      $  94      $   51   $(2,381)
Reorganization items,
  net.....................     $  (184)       $   --        $   --       $   --       $  --      $    1   $  (183)
(Benefit from) provision
  for income taxes........     $  (115)       $   --        $   --       $   --       $  --      $  115   $    --
Net (loss)/income from
  continuing operations...     $(2,587)       $   (5)       $  (42)      $   (7)      $  94      $  (65)  $(2,612)
Discontinued operations...     $   169        $   --        $   --       $   --       $  --      $   (3)  $   166
Net (loss) income.........     $(2,418)       $   (5)       $  (42)      $   (7)      $  94      $  (68)  $(2,446)
Basic/Diluted (loss)
  earnings per common
  share
  Net (loss) income from
    continuing
    operations............     $ (5.23)       $(0.01)       $(0.09)      $(0.01)      $0.19      $(0.14)  $ (5.29)
  Discontinued
    operations............        0.34            --            --           --          --          --      0.34
                               -------        ------        ------       ------       -----      ------   -------
Net (loss) income.........     $ (4.89)       $(0.01)       $(0.09)      $(0.01)      $0.19      $(0.14)  $ (4.95)
                               =======        ======        ======       ======       =====      ======   =======

---------------

* As previously reported in the Original 2001 10-K filed on May 15, 2002.

                                               LEASE       ACCOUNTS
                            AS PREVIOUSLY     ACCRUAL       PAYABLE     INVENTORY     VENDOR                 AS
     FISCAL YEAR 2000         REPORTED*     ADJUSTMENTS   ADJUSTMENTS     LOADS     ALLOWANCES   OTHER    RESTATED
     ----------------       -------------   -----------   -----------   ---------   ----------   ------   --------
Sales.....................     $37,028        $   --        $   --       $   --       $   --     $   --    37,028
Cost of sales, buying and
  occupancy...............      29,658             4             9           12           52         (3)   29,732
                               -------        ------        ------       ------       ------     ------   -------
Gross margin..............     $ 7,370        $   (4)       $   (9)      $  (12)      $  (52)    $    3   $ 7,296
Selling, general and
  administrative
  expenses................     $ 7,402        $   --        $   --       $   --       $   --     $  (36)  $ 7,366
Operating (loss) income...     $   (45)       $   (4)       $   (9)      $  (12)      $  (52)    $   39   $   (83)
(Benefit from) provision
  for income taxes........     $  (134)       $   (1)       $   (3)      $   (5)      $  (19)    $   14   $  (148)
Net (loss) income.........     $  (244)       $   (3)       $   (6)      $   (7)      $  (33)    $   25   $  (268)
Basic/Diluted (loss)
  earnings per common
  share...................     $ (0.48)       $(0.01)       $(0.01)      $(0.01)      $(0.07)    $ 0.05   $ (0.53)

---------------

* As previously reported in the Original 2001 10-K filed on May 15, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                LEASE       ACCOUNTS
                             AS PREVIOUSLY     ACCRUAL       PAYABLE     INVENTORY     VENDOR                AS
     FISCAL YEAR 1999          REPORTED*     ADJUSTMENTS   ADJUSTMENTS     LOADS     ALLOWANCES   OTHER   RESTATED
     ----------------        -------------   -----------   -----------   ---------   ----------   -----   --------
Sales......................     $35,925        $   --          $--        $   --       $   --     $  --    35,925
Cost of sales, buying and
  occupancy................      28,111            10            1            14           33        (8)   28,161
                                -------        ------          ---        ------       ------     -----   -------
Gross margin...............     $ 7,814        $  (10)         $(1)       $  (14)      $  (33)    $   8   $ 7,764
Selling, general and
  administrative
  expenses.................     $ 6,558        $   --          $--        $    7       $   --     $   4   $ 6,569
Operating (loss) income....     $ 1,300        $  (10)         $(1)       $  (21)      $  (33)    $   4   $ 1,239
(Benefit from) provision
  for income taxes.........     $   337        $   (3)         $--        $   (8)      $  (12)    $   1   $   315
Net income (loss) from
  continuing operations....     $   633        $   (7)         $(1)       $  (13)      $  (21)    $   3   $   594
Net income (loss)..........     $   403        $   (7)         $(1)       $  (13)      $  (21)    $   3   $   364
Basic earnings (loss) per
  common share
  Continuing income
    (loss).................     $  1.29        $(0.01)         $--        $(0.03)      $(0.05)    $0.01   $  1.21
  Net income (loss)........     $  0.82        $(0.01)         $--        $(0.03)      $(0.05)    $0.01   $  0.74
Diluted earnings (loss) per
  common share
  Continuing income
    (loss).................     $  1.22        $(0.01)         $--        $(0.02)      $(0.05)    $0.01   $  1.15
  Net income (loss)........     $  0.81        $(0.01)         $--        $(0.02)      $(0.05)    $0.01   $  0.74

---------------

* As previously reported in the Original 2001 10-K filed on May 15, 2002.

     The aggregate effect of the restatement on fiscal years prior to 1999 resulted in a reduction to beginning retained earnings for fiscal year 1999 of $138.

     The following is a summary of the effects of the restatement on our Consolidated Balance Sheets as of January 30, 2002 and January 31, 2001, for all amounts that changed by 5% or more.

                                                                  AS
                                                              PREVIOUSLY      AS
                                                              REPORTED*    RESTATED
                                                              ----------   --------
January 30, 2002
  Accounts payable..........................................    $  103      $   89
  Accrued payroll and other liabilities.....................    $  378      $  420
  Other long-term liabilities...............................    $   79      $  132
  Retained earnings.........................................    $1,261      $1,032
January 31, 2001
  Other assets and deferred charges.........................    $  523      $  617
  Accrued payroll and other liabilities.....................    $1,587      $1,691
  Other long-term liabilities...............................    $  834      $  883
  Retained earnings.........................................    $4,018      $3,817

---------------

* As previously reported in the Original 2001 10-K filed on May 15, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION FOR FISCAL 2001

     Our financial statements also reflect a change in our accounting method for interim recognition of cost recoveries from vendors, which change was reflected in the financial statements included in the Original 2001 Form 10-K. Prior to the filing of the Original 2001 Form 10-K, we had concluded that it would be preferable to change our accounting method due to our bankruptcy filing and the increased uncertainty relating to vendor rebates and allowances ("allowances"), and the corresponding difficulty in reliably estimating such amounts in the future. Under the revised methodology, Kmart recognizes a cost recovery from vendors only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed. This change in methodology does not affect the results that otherwise would have been reported for the full fiscal year, but rather affects the interim recognition of allowances during the year. We believe our new method is preferable because it provides higher precision, better verifiability, reduced reliance on estimates and is consistent with an analogous application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." While this change in method was adopted in the fourth quarter of fiscal 2001, generally accepted accounting principles required the restatement of the first three quarters of fiscal 2001 to reflect this change.

     Additionally, in January 2002, Kmart announced that we had received an anonymous letter sent to the SEC, our auditors and directors expressing concern with respect to various matters. Accordingly, the Board of Directors had instructed that an internal investigation be undertaken under the supervision of the Audit Committee by outside legal counsel, with the assistance of independent accounting advisors. Based on the results of the investigation as of the time of the filing of the Original 2001 10-K, as well as the results of our new management team's review of Kmart's accounting policies and methods, we had concluded that (1) an adjustment should be made with respect to the accounting for up-front consideration in a transaction from a vendor which more appropriately should have been deferred and recognized over the life of the contract and (2) the recording of additional general liability reserves in the fourth quarter was more appropriately designated as a second quarter event. Accordingly, prior to the filing of the Original 2001 Form 10-K, adjustments were made for such transactions, including restatements of previously reported quarterly financial statements for fiscal 2001. Our financial statements for prior fiscal years were not affected.

     In light of the foregoing, we filed amendments to our Quarterly Reports on Form 10-Q/A for the first three quarters of fiscal 2001 on June 12, 2002, in order to restate the unaudited Condensed Consolidated Financial Statements for the quarterly periods reflected therein. For information regarding our prior restatement of interim financial statements for fiscal 2001 to reflect the matters described in the preceding paragraph and the change in methodology, see
Note 22 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Form 10-K/A, and the amendments to our Quarterly Reports on Form 10-Q/A for the first three quarters of fiscal 2001, filed on June 12, 2002.

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

     Under Chapter 11 we are operating our business as a debtor-in-possession. As of the Petition Date, actions to collect pre-petition indebtedness as well as most other pending litigation, are stayed and other contractual obligations generally may not be enforced against Kmart. In addition, under the Bankruptcy Code we may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all pre-petition

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     Information regarding the Chapter 11 case appears in Item 1.
Business -- Proceedings Under Chapter 11 of the Bankruptcy Code, of this Form 10-K/A.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. We continually evaluate the information used to make these estimates as our business and the economic environment change. The use of estimates is pervasive throughout our financial statements, but the accounting policies and estimates we consider most critical are as follows:

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

     For a detailed discussion of our accounting policies and related estimates and judgments, see Note 3 of the Notes to Consolidated Financial Statements, in
Item 8. Financial Statements and Supplementary Data, of this Form 10-K/A. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the Consolidated Financial Statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require us to make adjustments to these estimates in future periods.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS DESCRIBED BELOW

     The following table segregates non-comparable items from operating income as reported in the Consolidated Statements of Operations:

                                                                 (AS RESTATED)
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Sales...................................................  $36,151   $37,028   $35,925
Cost of sales, buying and occupancy.....................   29,778    29,367    28,161
                                                          -------   -------   -------
Gross margin............................................    6,373     7,661     7,764
Selling, general and administrative.....................    7,500     7,003     6,569
Equity (loss) income in unconsolidated subsidiaries.....       --       (13)       44
                                                          -------   -------   -------
Operating (loss) income before non-comparable items.....   (1,127)      645     1,239
Non-comparable items:
  Long-lived asset impairment...........................      971        --        --
  Charge for supply chain restructuring.................      163        --        --
  Charge for BlueLight.com..............................       97        --        --
  Charge for employee severance and VERP................       23        --        --
  Strategic actions charge..............................       --       728        --
                                                          -------   -------   -------
Operating (loss) income as reported before interest,
  income taxes, reorganization items and dividends on
  convertible preferred securities of subsidiary
  trust.................................................  $(2,381)  $   (83)  $ 1,239
                                                          =======   =======   =======
Same-store sales %......................................    (0.1%)      1.1%      4.8%

     Management uses operating income before non-comparable items, among other metrics, to measure operating performance. It supplements and is not intended to represent a measure of performance in accordance with disclosures required by accounting principles generally accepted in the United States.

     The following discussion and analysis excludes non-comparable items. See the table above for a reconciliation to reported amounts and the section titled Description of Non-comparable Items described below. Prior to the restatement reflected herein, the previously reported amounts for gross margin, as a percentage sales were 17.4%, 20.9% and 21.8% for fiscal years 2001, 2000 and 1999, respectively; Selling, general and administrative expenses ("SG&A"), as a percentage of sales, were 20.7%, 19.0% and 18.3% for fiscal years 2001, 2000 and 1999, respectively; and Operating loss, as a percentage of sales, were (3.3%), 1.8% and 3.6% for fiscal years 2001, 2000 and 1999, respectively.

FISCAL 2001 COMPARED TO FISCAL 2000

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Gross Margin decreased by ($1,288) from fiscal 2000 and was, as a percentage of sales, 17.6% in 2001 and 20.7% in 2000. The decline in gross margin rate is driven by a 13.6% rate in the fourth quarter, attributable to the pricing effects of our BlueLight Always program, and to higher markdowns of seasonal apparel due to unseasonably warm weather, an increase in sales of food and consumables, which on a percent of sales basis, carry lower margins; and an adjustment to inventory for LIFO, due to lower inventory levels, partially offset by a decrease in clearance sales in 2001 as compared to 2000 and lower distribution costs under our arrangement with Fleming.

     SG&A, which includes advertising costs (net of co-op recoveries of $427 in 2001 and $633 in 2000), was 20.7% of sales in 2001 versus 18.9% in 2000. The increase of $497 over the prior year is due primarily to increased expenses for general liability and workers compensation claims as reserves were increased by approximately $210 in 2001 following significant analysis and actuarial studies, a decrease in co-op recoveries caused by erosion in supplier confidence as a result of the events leading up to our bankruptcy filing under Chapter 11, employee compensation and utility rate increases, partially offset by a reduction in advertising expense.

     Operating loss was ($1,127), or (3.1)% of sales, for 2001 compared to operating income of $645 million, or 1.7% of sales, for 2000. The decrease in operating income is attributable to lower sales, a lower gross margin rate and an increase in SG&A expenses as discussed above.

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

     Effective income tax rate was (0.0%) and (40.0%) in 2001 and 2000, respectively. The decrease in the effective income tax benefit rate is due to a valuation allowance established for deferred tax assets which we may not be able to utilize in future years. See Note 17 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, of this Form 10-K/A.

FISCAL 2000 COMPARED TO FISCAL 1999

     The following discussion excludes non-comparable items. See the table above for a reconciliation to reported amounts and the section titled Description of Non-comparable Items described below.

     Fiscal 2000, which ended on January 31, 2001, included 53 weeks. Fiscal 1999, which ended on January 26, 2000 included 52 weeks. Same-store sales for fiscal 2000 compare the 52 week period ended January 24, 2001 to the 52 week period ended January 26, 2000, and therefore exclude the last week of fiscal year 2000. Same store-sales include sales of all stores that have been open for greater than 13 full months.

     Same-store sales and total sales for 2000 increased 1.1% and 3.1%, respectively. The increase in same-store sales primarily reflected the completion of our discount store conversion initiative in 2000. In addition, total sales increased due to the net effect of store openings and closings, and to an additional week of sales in 2000 due to the 53 week fiscal year.

     Gross margin decreased ($103) to $7,661 in fiscal 2000, and was, as a percentage of sales, 20.7% in 2000 and 21.6% in 1999. The decline in the gross margin rate was due to a shift to clearance sales and promotional sales from regular sales, growth in lower margin food and consumables sales categories, and to incremental expenses for the distribution of these grocery and consumable goods.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     SG&A, which includes advertising costs (net of co-op recoveries of $633 in 2000 and $603 in 1999), was 18.9% of sales in 2000 versus 18.3% in 1999. The increase of $434 over the prior year was primarily attributable to normal wage increases, an investment in store labor and employee severance costs.

     Operating income was $645, or 1.7% of sales, for 2000 compared to operating income of $1,239, or 3.4% of sales, for 1999.

     Net interest expense was $287 and $280 in 2000 and 1999, respectively. Included in net interest expense is interest income of $17 and $23 for 2000 and 1999, respectively. The net increase of $7 primarily relates to additional borrowings under our credit facilities and lower investment income.

     Effective income tax rate was (40.0%) and 32.8% in 2000 and 1999, respectively. See Note 17 of the Notes to Consolidated Financial Statements, in
Item 8. Financial Statements and Supplementary Data, of this Form 10-K/A.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

     Net cash provided by operating activities was $927 in 2001 as compared to net cash provided by operating activities of $1,114 in 2000. The decrease in net cash provided by operating activities was primarily the result of lower net earnings, excluding non-comparable items, partially offset by a decrease in inventory and an increase in accounts payable. Inventory decreased $560 due to the erosion of supplier confidence brought on by events leading up to the bankruptcy filing, resulting in the interruption of our supply chain. The increase in accounts payable is attributable to the bankruptcy filing because pre-petition indebtedness was stayed. Substantially all liabilities as of the Petition Date are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     Net cash used for investing activities was $1,430 in 2001 compared to $1,144 in 2000. The increase in cash used for investing activities was primarily due to higher capital expenditures for the conversion and expansion of Kmart stores to Kmart Supercenters, expansion of aisles to increase visibility of promotional items and an investment in point-of-sale equipment.

     Net cash provided by financing activities was $1,353 in 2001 compared to $87 in 2000. The increase in cash provided by financing activities was primarily the result of the issuance of $430 of 9 7/8% Notes due June 2008, increased borrowings under the Credit Facility and the 364-day Facility and borrowings of $330 under our DIP Credit Facility, partially offset by the redemption of $262 of Collateralized Mortgage Backed Securities.

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

     Our cash needs are satisfied through working capital generated by our business and funds available under our DIP Credit Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Since our filing for reorganization under Chapter 11, most of our vendors have resumed normal trade terms. In addition, while we have experienced since the filing negative same-store sales, our plans for the remainder of the year, in light of our efforts to stabilize and revitalize the business, contemplate, at a minimum, a modest improvement in our same-store sales comparison, which should have a favorable impact on our cash resources. Should, however, we experience a significant disruption of terms with our vendors, margins fail to improve, and/or the DIP Credit Facility for any reason becomes unavailable and/or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.

     In July 2001, we terminated the common stock repurchase program that was initiated in April 1999. Under the program we repurchased approximately 22 million shares of common stock at a cost of

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

approximately $55 and $200 in fiscal years 2000 and 1999, respectively. We also terminated the trust convertible preferred securities repurchase program that was initiated in February 2000. Under the program we repurchased approximately 2 million shares of trust convertible securities during fiscal year 2000 at a cost of approximately $84.

     Inflation has not had a significant impact on our business over the past three years and we do not expect it to have a significant impact on operations in the foreseeable future, unless global or geo-political situations substantially effect the world economy.

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
                                         =======   ======    ======      ======     ======

                                              AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                           ------------------------------------------------
                                                   WITHIN                            AFTER
     OTHER COMMERCIAL COMMITMENTS          TOTAL   1 YEAR   2-3 YEARS   4-5 YEARS   5 YEARS
-------------------------------------------------------------------------------------------
Trade Lines of Credit.................     $162     $162      $ --        $ --       $ --
Standby Letters of Credit.............       98       98        --          --         --
Guarantees............................      641       49       102         125        365
                                           ----     ----      ----        ----       ----
Total commercial commitments..........     $901     $309      $102        $125       $365
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

  GUARANTEES

     As of January 30, 2002, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition; (ii) contingent liability under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $82 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance by the parties whose obligations we guarantee and are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     As of January 30, 2002, our outstanding guarantees for real property leases of The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc. were as follows:

                                                              PRESENT
                                                               VALUE
                                                               AT 7%    GROSS LEASE
                                                              -------   -----------
                                                               2001     2001   2000
                                                              -------   ----   ----
The Sports Authority........................................   $184     $312   $341
Borders Group, Inc..........................................     89      150    163
OfficeMax...................................................     66       97    111
                                                               ----     ----   ----
Total.......................................................   $339     $559   $615
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

 LONG-LIVED ASSET IMPAIRMENT

     Due to below-plan sales and earnings performance in the fourth quarter, our filing under Chapter 11 and planned actions under such filings, we performed a recoverability test on our long-lived assets. In accordance with SFAS No. 144, we recorded a non-cash charge of $971 in the fourth quarter of fiscal 2001. This charge is included in the Restructuring, impairment and other charges line in the Consolidated Statements of Operations.

     Of the $971 charge, $921 relates to long-lived assets in our stores. We reviewed assets on a store level basis, which is the lowest level of assets for which there are identifiable cash flows. The carrying amount of the store asset groups were compared to the related expected undiscounted future cash flows to be generated by those assets over the estimated remaining useful life of the primary asset. Cash flows were projected for each store based upon historical results and expectations. In cases where the expected future cash flows were less than the carrying amount of the assets, those stores were considered impaired and the asset group was written down to fair value. Fair value was based on appraised value or estimated sales values of similar assets in recent transactions.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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
                                                                 ====        ====   ====

REORGANIZATION ITEMS

     Reorganization items represent amounts we incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The amounts for Reorganization items in the Consolidated Statements of Operations include a charge of $8 for professional services, a credit of $17 for the reduction of lease obligations due to the rejection of closed store leases not classified as discontinued operations and a credit of $174 for the reduction of our estimated obligation for general liability claims.

INTERNAL INVESTIGATION -- DEVELOPMENTS SINCE FILING OF THE ORIGINAL 2001 10-K

  INVESTIGATIVE MATTERS

     The following sets forth developments that have occurred since the filing of the Original 2001 10-K in connection with the internal investigation and related stewardship review being conducted under the supervision of the Audit Committee of the Board of Directors. As previously disclosed, following the receipt of anonymous letters, the Board of Directors had instructed that an internal investigation be undertaken under the supervision of the Audit Committee by outside legal counsel, with the assistance of independent accounting advisors. The Original 2001 10-K had reflected, as of the date of filing, the results of the investigation with respect to various accounting matters. As of the date of the filing, we believed that the investigation was complete with respect to accounting matters affecting the financial statements in the Original 2001 10-K. Set forth below is a discussion of certain matters relating to vendor allowances and inventories that have been investigated since the filing of the Original 2001 10-K.

  VENDOR ALLOWANCE MATTERS

  Premature Recognition of Vendor Allowances

     Since the filing of our Original 2001 10-K we became aware of documents that indicated that there were certain vendor allowance transactions prematurely recorded in our fiscal year 2000 fourth quarter financial statements that required investigation. We also determined that such early recognition of vendor allowances occurred in other prior fiscal periods, although the impact of these transactions on our financial statements was less significant. We described the effect of these items in our Form 10-Q for the thirteen week period ended July 31, 2002 that we filed with the SEC on September 16, 2002. In addition, we recently became aware of allowances received from a vendor aggregating $14, which had previously been recognized in our fiscal year

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

2000 financial statements and that we have determined should more appropriately have been recognized over the five-year life of the contract that we entered into with this vendor.

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

  2001 Interim Recognition of Allowances

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

     During the first three quarters of fiscal year 2001, Kmart characterized and recorded as incremental allowances $110, $163 and $50, respectively. Kmart selectively identified for review certain of such allowances that had been characterized and recorded as incrementals prior to the adoption of the new accounting policy. Of those reviewed, the amount of allowances which appeared to be questionable, other than those previously disclosed, were $27, $42 and $23, respectively. The questions about these allowances relate to, among other things, the failure to have appropriate signed documentation in place, the failure to have adequate records demonstrating that the allowance was collectible or the failure to otherwise comply with Kmart's historical policies. Based on the investigation, it appears that some of these allowances may have been reported in error in the quarterly financial statements. Given, however, that Kmart's review of allowances was selective, as well as the difficulties of confirming on a retroactive basis whether an incremental allowance is supplemental to the plan, Kmart cannot exclude the possibility that there may be additional incremental allowances in fiscal year 2001 which could be subject to question.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

  INVENTORY MATTERS

     Following the filing of the Original 2001 10-K and in response to inquiries from the staff of the SEC, we have conducted an internal inventory quality review with respect to our 1999, 2000 and 2001 fiscal years. We continue to believe, following the conclusion of this review, that our inventory balances during these periods were, in all material respects, appropriately valued at the lower of cost or market and that, therefore, our financial statements require no adjustment for inventory quality matters. However, we have provided the following additional information with respect to our historical inventory markdown and reserve practices so as to enhance a reader's understanding of our financial statements as presented herein.

  2000 Strategic Actions Charge and Related Matters

     During the second quarter of fiscal year 2000, we reported a $740 charge for strategic actions including the closure of certain stores, acceleration of certain inventory reductions and redefining our information technology strategy. The $740 charge included $290 for the estimated loss on disposal for the accelerated liquidation of certain discontinued product, which is characterized in Management's Discussion and Analysis of this 2001 Form 10-K/A as a "non-comparable" item. During the course of the recent internal inventory review, we analyzed the assumptions of the charge related to the accelerated liquidation of the discontinued merchandise, including historical markdown cadences, or the timing for recognizing markdowns in our financial statements, for discontinued product. In carrying out such review, current management observed that the effect of an accelerated markdown cadence, combined with certain transfer costs, approximated $156. In light of these observations with respect to accelerated markdown cadences, current management noted that approximately $134, the remaining portion of the charge, could have been viewed as an operating item and, as such, not reported as a "non-comparable" item. Similarly, current management observes that if the $134 portion of the charge had been reflected as an operating item, it could have been recorded against an existing inventory reserve.

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

  2001 Clearance Markdowns

     As indicated in this Annual Report on Form 10-K/A, inventory valuation is considered to be one of our critical accounting policies as significant judgments and estimates are required in determining merchandise markdowns, among other reasons. A number of factors are considered in determining the timing and amount of merchandise markdowns including rate of product sell-through, projected future demand, and market conditions and weather conditions. The timing of such decisions may have a significant effect on quarterly financial results.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     During our recent internal inventory review, we noted that levels of clearance markdowns in the second and third quarter of 2001 appeared low in relation to historical markdown experience apparently as a result of, among other things, of decisions to minimize markdown activity and related charges in light of Kmart's then operating performance. Although current management found that inventory balances had been properly stated, in all material respects, under our policy of valuing inventory at the lower of cost or market value during each of the quarterly periods of 2001, current management noted that the fewer markdowns in the second and third quarters of 2001 served to increase reported earnings in those quarters, and increase markdowns and decrease reported earnings in the first and fourth quarters. For example, we observed that had markdowns been taken in each quarter of 2001 in a manner which, on a percentage of sales basis, corresponded to the average of the markdowns taken, on a quarterly basis, during fiscal years 1998, 1999 and 2000, excluding the effect of special events such as store closings, the level of clearance markdowns in 2001 could have been increased by $55 and $105 in the second and third quarters, respectively, and reduced by $40 and $120 in the first and fourth quarters, respectively. The actual effect, however, that a different markdown practice could have had on our quarterly net income for the full fiscal year is difficult to predict, given the numerous other factors, estimates and assumptions that would affect our results.

RECORDING OF TAX VALUATION ALLOWANCE

     Following the Petition Date, we recorded a non-cash charge of $1,032 to provide a valuation allowance on net deferred tax assets in accordance with SFAS No. 109 "Accounting for Income Taxes," as realization of such assets in future years is uncertain.

DISCONTINUED OPERATIONS

     In connection with Kmart's bankruptcy filing, we recorded a non-cash credit of $166 for the reduction of our obligation due to the rejection of leases for our discontinued operations to reduce the reserves to the amount of the allowed claim under the Bankruptcy Code.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. We have elected early adoption of SFAS No. 144 for the fiscal year 2001. See Note 6 of the Notes to Condensed Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, of this Form 10-K/A for a discussion of the impairment charges recorded in accordance with SFAS No. 144.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information is submitted pursuant to the requirements of Item 8:

                                                               PAGE
                                                               -----
Consolidated Statements of Operations for the Years Ended
  January 30, 2002, January 31, 2001 and January 26, 2000...    34
Consolidated Balance Sheets as of January 30, 2002 and
  January 31, 2001..........................................    35
Consolidated Statements of Cash Flows for the Years Ended
  January 30, 2002, January 31, 2001 and January 26, 2000...    36
Consolidated Statements of Shareholders' Equity for the
  Years Ended January 30, 2002, January 31, 2001 and January
  26, 2000..................................................    37
Notes to Consolidated Financial Statements..................   38-67
Schedule II -- Valuation and Qualifying Accounts............    68
Report of Independent Accountants...........................    70

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     (AS RESTATED -- SEE NOTE 1)
                                                                     ---------------------------
YEARS ENDED JANUARY 30, 2002, JANUARY 31, 2001 AND JANUARY 26, 2000   2001      2000      1999
------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
Sales..........................................................      $36,151   $37,028   $35,925
Cost of sales, buying and occupancy............................       29,853    29,732    28,161
                                                                     -------   -------   -------
Gross margin...................................................        6,298     7,296     7,764
Selling, general and administrative expenses...................        7,588     7,366     6,569
Equity (loss) income in unconsolidated subsidiaries............           --       (13)       44
Restructuring, impairment and other charges....................        1,091        --        --
                                                                     -------   -------   -------
Continuing (loss) income before interest, reorganization items, income taxes and dividends on convertible preferred securities of
  subsidiary trust.............................................       (2,381)      (83)    1,239
Interest expense, net (contractual interest for fiscal year 2001
  was $352)....................................................          344       287       280
Reorganization items, net......................................         (183)       --        --
(Benefit from) provision for income taxes......................           --      (148)      315
Dividends on convertible preferred securities of subsidiary trust, net of income taxes of $0, $25 and $27, respectively (contractual
  dividend for fiscal year 2001 was $72, net of tax)...........           70        46        50
                                                                     -------   -------   -------
Net (loss) income from continuing operations...................       (2,612)     (268)      594
Discontinued operations, net of income taxes of $0 and $124....          166        --      (230)
                                                                     -------   -------   -------
Net (loss) income..............................................      $(2,446)  $  (268)  $   364
                                                                     =======   =======   =======
BASIC EARNINGS (LOSS) PER COMMON SHARE
Net (loss) income from continuing operations...................      $ (5.29)  $ (0.53)  $  1.21
Discontinued operations........................................         0.34        --     (0.47)
                                                                     -------   -------   -------
Net (loss) income..............................................      $ (4.95)  $ (0.53)  $  0.74
                                                                     =======   =======   =======
DILUTED (LOSS) EARNINGS PER COMMON SHARE
Net (loss) income from continuing operations...................      $ (5.29)  $ (0.53)  $  1.15
Discontinued operations........................................         0.34        --     (0.41)
                                                                     -------   -------   -------
Net (loss) income..............................................      $ (4.95)  $ (0.53)  $  0.74
                                                                     =======   =======   =======
Basic weighted average shares (millions).......................        494.1     482.8     491.7
Diluted weighted average share (millions)......................        494.1     482.8     561.7

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

                                                              (AS RESTATED -- SEE NOTE 1)
                                                              ---------------------------
AS OF JANUARY 30, 2002 AND JANUARY 31, 2001                       2001           2000
-----------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                         ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................    $ 1,245        $   401
Merchandise inventories.....................................      5,796          6,350
Other current assets........................................        800            925
                                                                -------        -------
TOTAL CURRENT ASSETS........................................      7,841          7,676
Property and equipment, net.................................      6,093          6,522
Other assets and deferred charges...........................        249            617
                                                                -------        -------
TOTAL ASSETS................................................    $14,183        $14,815
                                                                =======        =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Long-term debt due within one year..........................    $    --        $    68
Accounts payable............................................         89          2,190
Accrued payroll and other liabilities.......................        420          1,691
Taxes other than income taxes...............................        143            187
                                                                -------        -------
TOTAL CURRENT LIABILITIES...................................        652          4,136
Long-term debt and notes payable............................        330          2,084
Capital lease obligations...................................        857            943
Other long-term liabilities.................................        132            883
                                                                -------        -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.................      1,971          8,046

Liabilities subject to compromise...........................      8,093             --

Company obligated mandatorily redeemable convertible
  preferred securities of a subsidiary trust holding solely
  7 3/4% convertible junior subordinated debentures of Kmart
  (redemption value of $898 and $898, respectively).........        889            887
Common stock, $1 par value, 1,500,000,000 shares authorized;
  503,294,515 and 486,509,736 shares issued, respectively...        503            487
Capital in excess of par value..............................      1,695          1,578
Retained earnings...........................................      1,032          3,817
                                                                -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $14,183        $14,815
                                                                =======        =======

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      (AS RESTATED -- SEE NOTE 1)
                                                                      ---------------------------
YEARS ENDED JANUARY 30, 2002, JANUARY 31, 2001, AND JANUARY 26, 2000   2001      2000      1999
-------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income.............................................      $(2,446)  $  (268)  $   364
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Discontinued operations.......................................         (166)       --       230
  Restructuring, impairment and other charges...................        1,254       728        --
  Reorganization items, net.....................................         (183)       --        --
  Depreciation and amortization.................................          824       777       770
  Equity loss (income) in unconsolidated subsidiaries...........           --        13       (44)
  Dividends received from Meldisco..............................           51        44        38
  Decrease (increase) in inventories............................          560       335      (544)
  Increase (decrease) in accounts payable.......................        1,046      (137)      169
  Deferred income taxes and taxes payable.......................          (55)     (204)      258
  Changes in other assets.......................................          295        29      (127)
  Changes in other liabilities..................................          (23)       14       133
  Cash used for store closings..................................         (128)     (102)      (80)
                                                                      -------   -------   -------
  Net cash provided by continuing operations....................        1,029     1,229     1,167
  Net cash used for discontinued operations.....................         (102)     (115)      (83)
                                                                      -------   -------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................          927     1,114     1,084
                                                                      -------   -------   -------
NET CASH USED FOR REORGANIZATION ITEMS..........................           (6)       --        --
                                                                      -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures..........................................       (1,385)   (1,089)   (1,277)
  Investment in BlueLight.com...................................          (45)      (55)       --
  Acquisition of Caldor leases..................................           --        --       (86)
                                                                      -------   -------   -------
NET CASH USED FOR INVESTING ACTIVITIES..........................       (1,430)   (1,144)   (1,363)
                                                                      -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt................................        1,824       400       300
  Payments on debt..............................................         (320)      (73)      (90)
  Debt issuance costs...........................................          (49)       (3)       (3)
  Payments on capital lease obligations.........................          (86)      (78)      (77)
  Payments of dividends on preferred securities of subsidiary
     trust......................................................          (72)      (73)      (80)
  Purchase of convertible preferred securities of subsidiary
     trust......................................................           --       (84)       --
  Issuance of common shares.....................................           56        53        63
  Purchase of common shares.....................................           --       (55)     (200)
                                                                      -------   -------   -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES............        1,353        87       (87)
                                                                      -------   -------   -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........................          844        57      (366)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................          401       344       710
                                                                      -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR..........................      $ 1,245   $   401   $   344
                                                                      =======   =======   =======

See accompanying Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                         (AS RESTATED --
                                              CAPITAL      SEE NOTE 1)      ACCUMULATED    (AS RESTATED --
                                             IN EXCESS   ---------------       OTHER         SEE NOTE 1)
                                    COMMON    OF PAR        RETAINED       COMPREHENSIVE   ---------------
(DOLLARS IN MILLIONS)               STOCK      VALUE        EARNINGS           LOSS             TOTAL
----------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 27, 1999.......   $493     $1,667         $ 3,741           $ (60)          $ 5,841
Comprehensive Income
  Net income......................     --         --             364              --               364
  Additional minimum pension
     liability adjustment.........     --         --              --              47                47
                                                                                               -------
TOTAL COMPREHENSIVE INCOME........                                                                 411
Repurchased shares................    (17)      (174)             --              --              (191)
Shares issued to employee benefit
  plans...........................      3         40              --              --                43
Shares issued for stock option
  plans...........................      2         18              --              --                20
Other.............................     --          4              (1)             --                 3
                                     ----     ------         -------           -----           -------
BALANCE AT JANUARY 26, 2000.......    481      1,555           4,104             (13)            6,127
Comprehensive Loss
  Net loss........................     --         --            (268)             --              (268)
                                                                                               -------
TOTAL COMPREHENSIVE LOSS..........                                                                (268)
Repurchased shares................     (5)       (50)             --              --               (55)
Shares issued to employee benefit
  plans...........................     11         59              --              --                70
Shares issued for stock option
  plans...........................     --          1              --              --                 1
Discount on redemption of
  preferred securities............     --         13              (3)             --                10
Other.............................     --         --              (3)             --                (3)
                                     ----     ------         -------           -----           -------
BALANCE AT JANUARY 31, 2001.......    487      1,578           3,830             (13)            5,882
Comprehensive Loss
  Net loss........................     --         --          (2,446)             --            (2,446)
  Additional minimum pension
     liability adjustment.........     --         --              --            (339)             (339)
                                                                                               -------
TOTAL COMPREHENSIVE LOSS..........                                                              (2,785)
Shares issued to employee benefit
  plans...........................      9         44              --              --                53
Shares issued for stock option
  plans...........................      1          9              --              --                10
Shares issued to acquire
  BlueLight.com...................      6         63              --              --                69
Other.............................     --          1              --              --                 1
                                     ----     ------         -------           -----           -------
BALANCE AT JANUARY 30, 2002.......   $503     $1,695         $ 1,384           $(352)          $ 3,230
                                     ====     ======         =======           =====           =======

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1)  RESTATEMENT OF FISCAL 2001 AND PRIOR PERIODS FINANCIAL STATEMENTS

     As part of the review and preparation of the Quarterly Report on Form 10-Q for the third quarter ended October 30, 2002, we identified certain adjustments that were recorded out-of-period, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002 filed with the Securities and Exchange Commission ("SEC") on September 16, 2002. Upon review of the aggregate impact of all of these adjustments, we concluded that restating our historical financial statements was appropriate because the aggregate impact was material to the current estimate of our fiscal year 2002 results.

     The tables below show the results of the restatements on reported results for fiscal years 2001, 2000 and 1999 presented in this Amendment No. 1 to our Annual Report on Form 10-K/A which relate primarily to:

     a) Lease accrual adjustments -- An understatement, as disclosed in the 2002 third quarter report on Form 10-Q, of historical accruals for certain leases with varying rent payments and a related understatement of historical rent expense.

     b) Accounts payable adjustments -- A software programming error in Kmart's accounts payable system, as disclosed in the 2002 third quarter report on Form 10-Q, that resulted in some paid invoices awaiting a store report of delivery not being appropriately treated in our financial statements. This error, restricted to a single vendor with unique billing arrangements, resulted in an understatement of Cost of sales, buying and occupancy since 1999.

     c) Inventory loads -- Adjustments, as disclosed in the Quarterly Report on Form 10-Q for the period ended July 31, 2002, for certain costs formerly capitalized into inventory. Inventory included amounts added for internal purposes to analyze gross margin on a comparable basis across all business units and to optimize purchasing decisions. These amounts are commonly referred to in the retail industry as "inventory loads," and should have been eliminated for external reporting purposes to the extent the related inventory remained unsold at the end of the period.

     d) Vendor allowances -- The premature recording, as disclosed in the Quarterly Report on Form 10-Q for the period ended July 31, 2002, of vendor allowance transactions in fiscal year 2000 and prior fiscal years.

     In addition, given the restatement for the items noted above, we are adjusting previously reported financial results for miscellaneous immaterial items that were identified and previously recorded in the ordinary course of business. These items are now being recorded in the appropriate fiscal periods.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     The following tables summarize the effects of the restatement reflected in this Form 10-K/A on our Statements of Operations for fiscal years 2001, 2000 and 1999.

                                                LEASE       ACCOUNTS
                             AS PREVIOUSLY     ACCRUAL       PAYABLE     INVENTORY     VENDOR                 AS
                               REPORTED*     ADJUSTMENTS   ADJUSTMENTS     LOADS     ALLOWANCES   OTHER    RESTATED
                             -------------   -----------   -----------   ---------   ----------   ------   --------
FISCAL YEAR 2001
Sales......................     $36,151        $   --        $   --       $   --       $   --     $   --   $36,151
Cost of sales, buying and
  occupancy................     $29,936        $    5        $   42       $   --       $  (94)    $  (36)  $29,853
                                -------        ------        ------       ------       ------     ------   -------
Gross margin...............     $ 6,215        $   (5)       $  (42)      $   --       $   94     $   36   $ 6,298
Selling, general and
  administrative
  expenses.................     $ 7,588        $   --        $   --       $    7       $   --     $   (7)  $ 7,588
Restructuring, impairment
  and other charges........     $ 1,099        $   --        $   --       $   --       $   --     $   (8)  $ 1,091
Operating (loss) income....     $(2,472)       $   (5)       $  (42)      $   (7)      $   94     $   51   $(2,381)
Reorganization items,
  net......................     $  (184)       $   --        $   --       $   --       $   --     $    1   $  (183)
(Benefit from) provision
  for income taxes.........     $  (115)       $   --        $   --       $   --       $   --     $  115   $    --
Net (loss)/income from
  continuing operations....     $(2,587)       $   (5)       $  (42)      $   (7)      $   94     $  (65)  $(2,612)
Discontinued operations....     $   169        $   --        $   --       $   --       $   --     $   (3)  $   166
Net (loss) income..........     $(2,418)       $   (5)       $  (42)      $   (7)      $   94     $  (68)  $(2,446)
Basic/Diluted loss per
  common share
  Net (loss) income from
     continuing
     operations............     $ (5.23)       $(0.01)       $(0.09)      $(0.01)      $ 0.19     $(0.14)  $ (5.29)
  Discontinued
     operations............        0.34            --            --           --           --         --      0.34
                                -------        ------        ------       ------       ------     ------   -------
Net (loss) income..........     $ (4.89)       $(0.01)       $(0.09)      $(0.01)      $ 0.19     $(0.14)  $ (4.95)
                                =======        ======        ======       ======       ======     ======   =======

                                                LEASE       ACCOUNTS
                             AS PREVIOUSLY     ACCRUAL       PAYABLE     INVENTORY     VENDOR                 AS
                               REPORTED*     ADJUSTMENTS   ADJUSTMENTS     LOADS     ALLOWANCES   OTHER    RESTATED
                             -------------   -----------   -----------   ---------   ----------   ------   --------
FISCAL YEAR 2000
Sales......................     $37,028        $   --        $   --       $   --       $   --     $   --   $37,028
Cost of sales, buying and
  occupancy................     $29,658        $    4        $    9       $   12       $   52     $   (3)  $29,732
                                -------        ------        ------       ------       ------     ------   -------
Gross margin...............     $ 7,370        $   (4)       $   (9)      $  (12)      $  (52)    $    3   $ 7,296
Selling, general and
  administrative
  expenses.................     $ 7,402        $   --        $   --       $   --       $   --     $  (36)  $ 7,366
Operating (loss) income....     $   (45)       $   (4)       $   (9)      $  (12)      $  (52)    $   39   $   (83)
(Benefit from) provision
  for income taxes.........     $  (134)       $   (1)       $   (3)      $   (5)      $  (19)    $   14   $  (148)
Net (loss) income..........     $  (244)       $   (3)       $   (6)      $   (7)      $  (33)    $   25   $  (268)
Basic/Diluted (loss)
  earnings per common
  share....................     $ (0.48)       $(0.01)       $(0.01)      $(0.01)      $(0.07)    $ 0.05   $ (0.53)

---------------

* As previously reported in the Original 2001 Form 10-K filed on May 15, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                 LEASE       ACCOUNTS
                              AS PREVIOUSLY     ACCRUAL       PAYABLE     INVENTORY     VENDOR                AS
                                REPORTED*     ADJUSTMENTS   ADJUSTMENTS     LOADS     ALLOWANCES   OTHER   RESTATED
                              -------------   -----------   -----------   ---------   ----------   -----   --------
FISCAL YEAR 1999
Sales.......................     $35,925        $   --          $--        $   --       $   --     $  --   $35,925
Cost of sales, buying and
  occupancy.................     $28,111        $   10          $ 1        $   14       $   33     $  (8)  $28,161
                                 -------        ------          ---        ------       ------     -----   -------
Gross margin................     $ 7,814        $  (10)         $(1)       $  (14)      $  (33)    $   8   $ 7,764
Selling, general and
  administrative expenses...     $ 6,558        $   --          $--        $    7       $   --     $   4   $ 6,569
Operating income (loss).....     $ 1,300        $  (10)         $(1)       $  (21)      $  (33)    $   4   $ 1,239
(Benefit from) provision for
  income taxes..............     $   337        $   (3)         $--        $   (8)      $  (12)    $   1   $   315
Net income (loss) from
  continuing operations.....     $   633        $   (7)         $(1)       $  (13)      $  (21)    $   3   $   594
Net income (loss)...........     $   403        $   (7)         $(1)       $  (13)      $  (21)    $   3   $   364
Basic earnings (loss) per
  common share
  Continuing income
     (loss).................     $  1.29        $(0.01)         $--        $(0.03)      $(0.05)    $0.01   $  1.21
  Net income (loss).........     $  0.82        $(0.01)         $--        $(0.03)      $(0.05)    $0.01   $  0.74
Diluted earnings (loss) per
  common share
  Continuing income
     (loss).................     $  1.22        $(0.01)         $--        $(0.02)      $(0.05)    $0.01   $  1.15
  Net income (loss).........     $  0.81        $(0.01)         $--        $(0.02)      $(0.05)    $0.01   $  0.74

     The aggregate effect of the restatement on fiscal years prior to 1999 resulted in a reduction to beginning retained earnings for fiscal year 1999 of $138.

     The following is a summary of the effects of the restatement on our Consolidated Balance Sheets as of January 30, 2002 and January 31, 2001, for all amounts that changed by 5% or more.

                                                              AS PREVIOUSLY      AS
                                                                REPORTED*     RESTATED
                                                              -------------   --------
January 30, 2002
  Accounts payable..........................................     $  103        $   89
  Accrued payroll and other liabilities.....................     $  378        $  420
  Other long-term liabilities...............................     $   79        $  132
  Retained earnings.........................................     $1,261        $1,032
January 31, 2001
  Other assets and deferred charges.........................     $  523        $  617
  Accrued payroll and other liabilities.....................     $1,587        $1,691
  Other long-term liabilities...............................     $  834        $  883
  Retained earnings.........................................     $4,018        $3,817

---------------

* As previously reported in the Original 2001 Form 10-K filed on May 15, 2002.

     For information on restatements of unaudited quarterly financial information see Note 22.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

2)  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On January 22, 2002 ("Petition Date"), Kmart Corporation and 37 of its U.S. subsidiaries (collectively "the Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. case No. 02 B 02474." Included in the Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements. Kmart Corporation and all of its consolidated subsidiaries are collectively referred to herein as "Kmart," "we," "us," or "our." We decided to seek judicial reorganization based upon a rapid decline in liquidity resulting from below-plan sales and earnings performance in the fourth quarter of the 2001 fiscal year, the evaporation of the surety bond market, an erosion in supplier confidence, intense competition in the discount retail industry, unsuccessful sales and marketing initiatives, the continuing recession and recent capital market volatility.

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

     On January 25, 2002, the Court gave interim approval for $1.15 billion of a $2 billion senior secured debtor-in-possession financing facility ("DIP Credit Facility") for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility to supplement our cash flow from operations during the reorganization process. The DIP Credit Facility requires that we maintain certain financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments and sales of assets.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

     Merchandise Inventories: Inventories are stated at the lower of cost or market, primarily using the retail method. The last-in, first-out ("LIFO") method, utilizing internal inflation indices, was used to determine the cost for $5,525, $6,091 and $6,677 of inventory as of fiscal year end 2001, 2000 and 1999, respectively. Inventories valued on LIFO were $269, $194 and $202 lower than amounts that would have been reported using the first in, first out ("FIFO") method at fiscal year end 2001, 2000 and 1999, respectively. We recorded a LIFO charge of $75 in 2001 and credits of $8 and $47 in 2000 and 1999, respectively.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

     Vendor Rebates and Allowances: Periodic payments from vendors in the form of buydowns, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of Cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed. Allowances are included as a component of Cost of sales, buying and occupancy and as reductions in advertising expense in Selling, general and administrative expenses. See Note 22 for a discussion of the change in accounting method for interim recognition of cost recoveries from vendors adopted in fiscal 2001.

     Pre-Opening Costs: The costs of start-up activities are expensed in the period in which they occur.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Advertising Costs: Advertising costs, net of co-op recoveries from vendors of $427, $633 and $603 for fiscal years 2001, 2000 and 1999, respectively, are expensed as incurred and amounted to $623, $508 and $460 in 2001, 2000 and 1999, respectively. These costs are included in Selling, general and administrative expenses in the Consolidated Statements of Operations.

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

     New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for all business combinations initiated after June 30, 2001 and for fiscal years beginning after December 15, 2001, respectively. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations, with limited exceptions, for transactions initiated prior to July 1, 2001, and broadens the criteria for recording intangible assets separate from goodwill. We do not expect that the application of the provisions of SFAS No. 141 will have a material impact to our Consolidated Financial Statements. Under the provisions of SFAS No. 142, the nonamortization provisions and annual impairment tests of goodwill will have no impact on Kmart. Also, in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for Kmart on January 30, 2003. We are currently assessing the impact that the application of the provisions of SFAS No. 143 will have on our Consolidated Financial Statements. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and establishes a single accounting approach for measuring impairment of long-lived assets, including a segment of a business accounted for as a discontinued operation whether sold or disposed of by other means. We adopted the provisions of SFAS No. 144 as of the beginning of fiscal 2001, and adoption had no material impact on our consolidated financial results. See Note 6 for a discussion of impairment charges recorded in accordance with SFAS No. 144.

4)  INTEREST ON PRE-PETITION DEBT

     Included in the line Interest expense, net in the Consolidated Statements of Operations is interest income of $4, $17 and $23 for fiscal years 2001, 2000 and 1999, respectively. On the Petition Date we stopped

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $8 in fiscal 2001.

5)  REORGANIZATION ITEMS, NET

     Reorganization items, net represent amounts we incurred as a result of the Chapter 11 proceedings in accordance with SOP 90-7. The amounts for Reorganization items, net in the Consolidated Statements of Operations include a charge of $8 for professional services, a credit of $17 for the reduction of lease obligations due to the rejection of closed store leases not classified as discontinued operations and a credit of $174 for the reduction of our estimated obligation for general liability claims.

6)  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

  LONG LIVED ASSET IMPAIRMENT

     Due to below-plan sales and earnings performance in the fourth quarter, our filing under Chapter 11 and planned actions under such filings, we performed a recoverability test on our long-lived assets. In conjunction with this analysis we recorded a non-cash charge of $971 in accordance with SFAS No. 144. This charge is included in the Restructuring, impairment and other charges line in the Consolidated Statements of Operations.

     Of the $971 charge, $921 relates to long-lived assets in our store locations. We reviewed assets on a store-level basis, which is the lowest level of assets for which there are identifiable cash flows. The carrying amount of the store asset groups were compared to the related expected undiscounted future cash flows to be generated by those assets over the estimated remaining useful life of the primary asset. Cash flows were projected for each store based upon historical results and estimates of future performance. In cases where the expected future cash flows were less than the carrying amounts of the assets, those stores were considered impaired and the asset group was written down to fair value. Fair value represents appraised value or is estimated based on sales values of similar assets sold in recent transactions.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

  EMPLOYEE SEVERANCE AND VERP

     During the first quarter of 2001, we realigned our organization and reduced our workforce by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23, which is included in our Consolidated Statements of Operations in the line Restructuring, impairment and other charges. The charge relates, in part, to 130 employees that accepted the VERP offer with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. All benefits associated with the employee severance and VERP charge have been paid as of January 30, 2002.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

BlueLight.com restructuring charge and the fiscal year 2001 supply chain charge. The liabilities aggregated $127 and $177 at January 30, 2002 and January 31, 2001, respectively.

                                                 FISCAL YEAR 2001                FISCAL YEAR 2000
                                    ------------------------------------------   ----------------
                                      2001        2001       2001      2000            2000
                                      VERP/     BLUELIGHT   SUPPLY   STRATEGIC      STRATEGIC
                                    SEVERANCE     .COM      CHAIN     ACTIONS        ACTIONS
                                    ---------   ---------   ------   ---------   ----------------
Balance, beginning of year........     $--         $--       $--       $177            $ --
Additions charged to earnings.....      19          27        47                        218
Reductions:
  Cash payments:
     Lease obligations............                   1         1         42              14
     Employee costs...............      19           4         5
     Contractual obligations......                   3                                   15
     Other costs..................                   1
  Non-cash reductions:
     Adjustments..................                            30         37              12
                                       ---         ---       ---       ----            ----
Balance, end of year..............     $--         $18       $11       $ 98            $177
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

                                                               (AS RESTATED --
                                                                 SEE NOTE 1)
                                                               ---------------
                                                                  YEAR END
                                                                    2001
                                                               ---------------
Debt and notes payable......................................       $3,346
Accounts payable............................................        3,153
Closed store reserves.......................................          484
Other liabilities...........................................          454
Public liability and workers compensation...................          312
Pension obligation..........................................          195
Taxes payable...............................................          149
                                                                   ------
Liabilities subject to compromise...........................       $8,093
                                                                   ======

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

8)  LONG-TERM DEBT AND DEBT PAYABLE

                                           FISCAL YEAR    INTEREST    YEAR END   YEAR END
                  TYPE                      MATURITY       RATES        2001       2000
                  ----                     -----------   ----------   --------   --------
DIP Credit Facility......................     2004        Floating    $   330     $   --
Credit facilities........................     2002        Floating      1,064         --
Debentures...............................  2004-2023     7.8%-12.5%     1,995      1,567
Medium-term notes........................  2002-2020       7%-9%          223        269
CMBS.....................................     2002        Floating         --        270
Mortgage notes...........................  2005-2019     7.0%-12.8%        64         46
                                                                      -------     ------
Total....................................                               3,676      2,152
Less amounts subject to compromise.......                              (3,346)        --
Less current portion of long-term debt...                                  --        (68)
                                                                      -------     ------
Long-term debt and notes payable.........                             $   330     $2,084
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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

9)  DISCONTINUED OPERATIONS AND DISPOSITIONS

     Discontinued operations primarily relate to Builder's Square, Inc. ("Builder's Square"). On June 11, 1999, Hechinger Company ("Hechinger"), which had previously acquired substantially all of the operating assets of Builder's Square, filed for Chapter 11 bankruptcy protection. In the second quarter of 1999, we recorded a charge of $354 ($230 after tax) which reflected our best estimate of the impact of Hechinger's default on lease obligations for up to 117 former Builder's Square locations, which are guaranteed by Kmart. The charge did not reflect an amount, if any, which we may ultimately recover on account of any claims previously filed by Kmart or an amount, if any, which may be sought by others against Kmart. In connection with Kmart's bankruptcy filing, we recorded a non-cash credit of $166 for the reduction of our obligation due to the rejection of leases for the Builder's Square, Hechinger, Pace and Furr's locations to reduce the reserves to the amount of the estimated allowed claim under the Bankruptcy Code.

10)  PROPERTY AND EQUIPMENT

                                                              (AS RESTATED -- SEE NOTE 1)
                                                                        YEAR END
                                                              ----------------------------
                                                                 2001             2000
                                                              -----------      -----------
Land........................................................    $   410          $   389
Buildings...................................................      1,097            1,064
Leasehold improvements......................................      3,055            2,644
Furniture and fixtures......................................      5,763            5,730
Construction in progress....................................        189              245
                                                                -------          -------
                                                                 10,514           10,072
Property under capital lease................................      1,727            1,835
                                                                -------          -------
                                                                 12,241           11,907
Less:
Accumulated depreciation and amortization...................     (4,977)          (4,289)
Accumulated depreciation on capital leases..................     (1,171)          (1,096)
                                                                -------          -------
Total.......................................................    $ 6,093          $ 6,522
                                                                =======          =======

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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
                                                              =====   ===

  PENSKE

     In November 1995, we sold our auto service center business to Penske Auto Centers, Inc., a corporation controlled by Penske Corporation ("Penske"). In connection with the sale, Kmart and Penske entered into a multi-year master sublease agreement for the auto service center locations that are operated by Penske and Penske Auto Centers. We entered an agreement effective January 1, 2000 with Penske under which we acquired a 22 percent interest in Penske LLC, an entity formed to own and operate the Penske Auto Centers. In January 2001, Kmart and Penske entered into an agreement to increase our interest in Penske LLC from 22 percent to 36 percent. Our investment in Penske LLC is accounted for under the equity method and has no carrying value at January 30, 2002. See Note 23 regarding the wind-down of the Penske Auto Centers operations.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

12)  OTHER COMMITMENTS AND CONTINGENCIES

  GUARANTEES

     As of January 30, 2002, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition; (ii) contingent liability under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $82 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance by the parties whose obligations we guarantee and are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     As of January 30, 2002, our outstanding guarantees for real property leases of The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc. were as follows:

                                                              PRESENT
                                                              VALUE AT
                                                                 7%      GROSS LEASE
                                                              --------   -----------
                                                                2001     2001   2000
                                                              --------   ----   ----
The Sports Authority........................................    $184     $312   $341
Borders Group, Inc. ........................................      89      150    163
OfficeMax...................................................      66       97    111
                                                                ----     ----   ----
Total.......................................................    $339     $559   $615
                                                                ====     ====   ====

  LEGAL PROCEEDINGS

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

  OTHER

     Minimum royalty payments in certain vendor contracts for the five years subsequent to 2001 are: 2002 -- $65; 2003 -- $87; 2004 -- $84; 2005 -- $81;
2006 -- $84 and 2007 and later -- $90.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

13)  LIABILITIES

     Accrued payroll and other liabilities and Other long-term liabilities included in the Consolidated Balance Sheets consist of the following:

                                                           (AS RESTATED -- SEE NOTE 1)
                                                        ---------------------------------
                                                                    YEAR END
                                                        ---------------------------------
                                                             2000              2001
                                                        ---------------   ---------------
                                                                  LONG-             LONG-
                                                        CURRENT   TERM    CURRENT   TERM
                                                        -------   -----   -------   -----
Closed store reserves.................................   $ --     $ --    $  252    $561
Accrued payroll and related liabilities...............    168       --       315      --
Deferred income taxes.................................     --       --       180      --
Income taxes payable..................................     40       --        73      --
Current portion of capital lease obligation...........     84       --        85      --
Other liabilities.....................................    128      132       786     322
                                                         ----     ----    ------    ----
Total.................................................   $420     $132    $1,691    $883
                                                         ====     ====    ======    ====

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

                                                              (AS RESTATED -- SEE NOTE 1)
                                                              ---------------------------
RENT EXPENSE                                                   2001      2000      1999
------------                                                  -------   -------   -------
Minimum rentals.............................................   $ 771     $ 777     $ 794
Percentage rentals..........................................      39        46        41
Less-sublease rentals.......................................    (248)     (257)     (253)
                                                               -----     -----     -----
Total.......................................................   $ 562     $ 566     $ 582
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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

17)  INCOME TAXES

                                                               (AS RESTATED -- SEE NOTE 1)
                                                              -----------------------------
INCOME (LOSS) BEFORE INCOME TAXES                               2001        2000      1999
---------------------------------                             ---------   --------   ------
U.S. .......................................................   $(2,569)    $ (407)    $931
Foreign.....................................................        27         37       28
                                                               -------     ------     ----
Total.......................................................   $(2,542)    $ (370)    $959
                                                               =======     ======     ====

INCOME TAX PROVISION (BENEFIT)                                 2001     2000    1999
------------------------------                                -------   -----   ----
Current:
  Federal...................................................  $   (29)  $(149)  $133
  State and local...........................................       --       2     17
  Foreign...................................................       10      14     11
                                                              -------   -----   ----
                                                                  (19)   (133)   161
Deferred:
  Federal...................................................       22     (18)   148
  State.....................................................       (3)      3      6
                                                              -------   -----   ----
Total.......................................................  $    --   $(148)  $315
                                                              =======   =====   ====

EFFECTIVE TAX RATE RECONCILIATION                            2001      2000      1999
---------------------------------                            -----     -----     ----
Federal income tax rate....................................  (35.0)%   (35.0)%   35.0%
State and local taxes, net of federal tax benefit..........   (1.0)%     1.0%     1.4%
Tax credits................................................    0.1%     (1.9)%   (0.7)%
Equity in net income of affiliated companies...............   (0.5)%    (3.8)%   (1.2)%
Valuation allowance........................................   37.3%       --%      --%
Other......................................................   (0.9)%    (0.3)%   (1.7)%
                                                             -----     -----     ----
                                                                --%    (40.0)%   32.8%
                                                             =====     =====     ====

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              (AS RESTATED -- SEE NOTE 1)
                                                              ---------------------------
                                                                       YEAR END
                                                              ---------------------------
DEFERRED TAX ASSETS AND LIABILITIES                              2001              2000
-----------------------------------                           ----------          -------
Deferred tax assets:
  Federal benefit for state and foreign taxes...............   $    34             $ 45
  Discontinued operations...................................        90              196
  Accruals and other liabilities............................       292              117
  Property and equipment....................................        99               --
  Capital leases............................................       115               81
  Store closings............................................        60               90
  Credit carryforwards......................................       258              240
  NOL carryforwards.........................................       369                5
  Other.....................................................        52               30
                                                               -------             ----
Total deferred tax assets...................................     1,369              804
Valuation allowance.........................................    (1,032)              --
                                                               -------             ----
Net deferred tax assets.....................................   $   337             $804
Deferred tax liabilities:
  Inventory.................................................       306              397
  Property and equipment....................................        --              381
  Other.....................................................        31               32
                                                               -------             ----
Total deferred tax liabilities..............................       337              810
                                                               -------             ----
Net deferred tax liabilities................................   $    --             $ (6)
                                                               =======             ====

     We have recorded a full valuation allowance on net deferred tax assets, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain. At January 30, 2002, we have unused net operating loss ("NOL") carryforwards of approximately $986. The federal tax benefits of these NOL carryforwards will expire in 2021 and the state tax benefits will predominantly expire between 2016 and 2021. Additionally, we have available foreign tax credit carryforwards of approximately $89 which would expire in 2002 ($15), 2003 ($19), 2004 ($17), 2005 ($20) and 2006 ($18); general business tax credit carryforwards of approximately $60 which would expire in 2011 ($7), 2017 ($7), 2018 ($10), 2019 ($11), 2020 ($14) and 2021 ($11) and
alternative minimum tax ("AMT") credit carryforwards of approximately $109 which may be carried forward indefinitely.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

18)  EARNINGS PER SHARE

                                                              (AS RESTATED -- SEE NOTE 1)
                                                             -----------------------------
                                                               2001       2000      1999
                                                             ---------   -------   -------
Net (loss) income from continuing operations...............   $(2,612)    $(268)    $ 594
Discount on redemption of Preferred Securities, net........        --        10        --
                                                              -------     -----     -----
Net (loss) income from continuing operations available to
  common shareholders......................................    (2,612)     (258)      594
Discontinued operations....................................       166        --      (230)
                                                              -------     -----     -----
Net (loss) income available to common shareholders.........   $(2,446)    $(258)    $ 364
                                                              =======     =====     =====
Preferred dividends........................................   $    --     $  --     $  50
                                                              =======     =====     =====

                                                              2001     2000     1999
                                                             ------   ------   ------
Basic weighted average shares..............................   494.1    482.8    491.7
Dilutive effect of stock options...........................      --       --      3.3
Convertible preferred securities...........................      --       --     66.7
                                                             ------   ------   ------
Diluted weighted average shares............................   494.1    482.8    561.7
                                                             ======   ======   ======
Basic (loss) earnings per share:
  Net (loss) income from continuing operations available to
     common shareholders...................................  $(5.29)  $(0.53)  $ 1.21
  Discontinued operations..................................    0.34       --    (0.47)
                                                             ------   ------   ------
  Net (loss) income available to common shareholders.......  $(4.95)  $(0.53)  $ 0.74
                                                             ======   ======   ======
Diluted (loss) earnings per share:
  Net (loss) income from continuing operations available to
     common shareholders...................................  $(5.29)  $(0.53)  $ 1.15
  Discontinued operations..................................    0.34       --    (0.41)
                                                             ------   ------   ------
Net (loss) income available to common shareholders.........  $(4.95)  $(0.53)  $ 0.74
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

19)  PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     In the first quarter of 2001, we announced a Voluntary Early Retirement Program ("VERP") for certain Kmart associates at the Kmart Resource Center over the age of 49 with at least 10 years of service as of May 7, 2001. Of the 539 Kmart associates eligible for the program, 130 accepted the early retirement offer, and we recorded a pre-tax charge of $6. Payouts under this program were funded from the Kmart Employee Pension Plan except for certain payments to highly compensated employees, which were paid directly. Prior to

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1996, Kmart had defined benefit pension plans covering eligible associates who met certain requirements of age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans.

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

                                                                 YEAR END
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $1,974   $1,944
  Interest costs............................................     144      142
  VERP......................................................       5       --
  Actuarial gain (loss).....................................      84       (6)
  Benefits paid including VERP..............................    (122)    (106)
                                                              ------   ------
  Benefit obligation at end of year.........................  $2,085   $1,974
                                                              ======   ======
Change in plan assets:
  Fair value of plan assets at beginning of year............  $2,141   $2,105
  Actual return on plan assets..............................    (129)     142
  Benefits paid including VERP..............................    (122)    (106)
                                                              ------   ------
  Fair value of plan assets at end of year..................  $1,890   $2,141
                                                              ======   ======

                                                                 YEAR END
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Funded status...............................................  $ (195)  $  167
Unrecognized net loss (gain)................................     369      (53)
Unrecognized transition asset...............................     (33)     (40)
                                                              ------   ------
Prepaid benefit cost........................................     141       74
  Accumulated other comprehensive income....................    (336)      --
                                                              ------   ------
  (Accrued liability) prepaid benefit cost recognized in the
     Consolidated Balance Sheets............................  $ (195)  $   74
                                                              ======   ======
Weighted-average assumptions
  Discount rate.............................................    7.25%    7.50%
  Expected return on plan assets............................    9.50%   10.00%

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                    YEAR END
                                                              ---------------------
                                                              2001    2000    1999
                                                              -----   -----   -----
Components of Net Periodic Benefit (Income)/Expense
  Interest costs............................................  $ 144   $ 142   $ 141
  Expected return on plan assets............................   (209)   (206)   (202)
  Amortization of unrecognized transition asset.............     (7)     (7)     (7)
                                                              -----   -----   -----
  Net periodic benefit......................................  $ (72)  $ (71)  $ (68)
                                                              =====   =====   =====

     Full time associates who have worked 10 years and who have retired after age 55 have the option of participation in Kmart's medical plan until age 65. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with our expressed intent to increase the retiree contribution rate annually. The accrued post-retirement benefit costs were $40 and $47 at the end of 2001 and 2000, respectively.

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

     The Retirement Savings Plan also had a profit sharing feature whereby we would make contributions based on profits, with minimum yearly contributions required of $30. The profit sharing feature was discontinued in 2001. Our total expense related to the Retirement Savings Plan was $39, $73 and $94 in 2001, 2000 and 1999, respectively.

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

                                                             (AS RESTATED -- SEE NOTE 1)
                                                             ---------------------------
                     PRO FORMA INCOME                          2001      2000      1999
                     ----------------                        --------   -------   ------
Net (loss) income -- as reported...........................  $(2,446)   $ (268)   $ 364
EPS -- as reported.........................................    (4.95)    (0.53)    0.74
Net (loss) income -- pro forma.............................   (2,501)     (303)     337
EPS -- pro forma...........................................    (5.06)    (0.63)    0.69

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model with a dividend yield of 0%. Options generally vest over 3 years on a straight-line basis with a term of 10 years.

                                                           2001      2000      1999
                                                          -------   -------   -------
Expected volatility.....................................   0.4435    0.4672    0.4506
Risk-free interest rates................................     4.84      6.43      4.93
Expected life in years..................................        5         5         5
Weighted-average fair value per share...................  $  3.84   $  3.90   $  7.90

                 STOCK OPTION PLANS (000'S)                   SHARES   OPTION PRICE
                 --------------------------                   ------   ------------
January 26, 2000
  Outstanding...............................................  27,893   $7.00-$26.03
  Granted...................................................  22,026   $5.34-$ 9.59
  Exercised.................................................    (103)  $7.81-$ 7.81
  Forfeited.................................................  (3,561)  $6.84-$26.03
                                                              ------
January 31, 2001
  Outstanding...............................................  46,255   $5.34-$26.03
  Granted...................................................  20,763   $4.86-$13.18
  Exercised.................................................  (1,235)  $5.91-$12.13
  Forfeited.................................................  (5,810)  $4.86-$26.03
                                                              ------
January 30, 2002
  Outstanding...............................................  59,973   $4.86-$26.03
  Exercisable...............................................  31,653   $5.34-$26.03
  Available for grant.......................................  23,273

     The following table summarizes information about stock options outstanding as of January 30, 2002:

                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                   ----------------------------------   ----------------------
                    NUMBER OF    WEIGHTED                NUMBER OF    WEIGHTED
                     SHARES       AVERAGE    WEIGHTED     SHARES      AVERAGE
    RANGE OF       OUTSTANDING   REMAINING   AVERAGE    EXERCISABLE   EXERCISE
 EXERCISE PRICE      (000'S)       LIFE       PRICE       (000'S)      PRICE
 --------------    -----------   ---------   --------   -----------   --------
$ 4.86 to $10.00     35,358         7.8       $ 7.93      11,164       $ 8.31
$10.01 to $15.00     14,901         5.5       $11.81      11,595       $12.23
$15.01 to $26.03      9,714         5.3       $16.99       8,894       $16.94
$ 4.86 to $26.03     59,973         6.8       $10.36      31,653       $12.17

22)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  RESTATEMENT OF FISCAL 2001 AND PRIOR PERIOD FINANCIAL STATEMENTS

     As discussed in Note 1, as part of the review and preparation of the Quarterly Report on Form 10-Q for the third quarter ended October 30, 2002, we identified certain adjustments that were recorded out-of-period, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, filed with the SEC on September 16, 2002. Upon review of the aggregate impact of the new, as well as the previously disclosed and recorded adjustments, we concluded that restating our financial statements for the fiscal years ended January 30, 2002, January 31, 2001 and January 26, 2000 was appropriate because the aggregate impact of these adjustments was material to the current estimate of our

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

2002 fiscal year results. These adjustments are reflected in the "As Restated" tables below. The "pro forma" table for fiscal year 2000 reflects the pro forma impact of the change in interim accounting methodology for vendor allowances, which is described below.

     Following is a summary of the effects of the restatements discussed above, as well as the change in accounting method, and the pro forma effect of the change in accounting method on the comparable quarterly periods of fiscal year 2001 described below:

                                                           AS PREVIOUSLY REPORTED
                                                  ----------------------------------------
                                                   FIRST      SECOND     THIRD     FOURTH
                                                  QUARTER*   QUARTER*   QUARTER*   QUARTER
                                                  --------   --------   --------   -------
2001:
Sales...........................................   $8,337     $8,917     $8,019    $10,878
Cost of sales, buying and occupancy.............    6,834      7,253      6,434      9,415
Selling, general and administrative expenses....    1,712      2,004      1,837      2,035
(Benefit from) provision for income taxes.......     (109       (163)      (118)       275
Continuing net loss.............................     (233)      (377)      (235)    (1,742)
Discontinued operations.........................       --         --         --        169
                                                   ------     ------     ------    -------
Net loss........................................   $ (233)    $ (377)    $ (235)   $(1,573)
                                                   ======     ======     ======    =======
Net loss per share, basic
  Continuing net loss...........................   $(0.48)    $(0.77)    $(0.47)   $ (3.49)
  Discontinued operations.......................       --         --         --       0.34
                                                   ------     ------     ------    -------
  Net loss......................................   $(0.48)    $(0.77)    $(0.47)   $ (3.15)
                                                   ======     ======     ======    =======
Net loss per share, diluted
  Continuing net loss...........................   $(0.48)    $(0.77)    $(0.47)   $ (3.49)
  Discontinued operations.......................       --         --         --       0.34
                                                   ------     ------     ------    -------
  Net loss......................................   $(0.48)    $(0.77)    $(0.47)   $ (3.15)
                                                   ======     ======     ======    =======

---------------

* As previously reported in quarterly reports Form 10-Q filed on June 12, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 AS RESTATED
                                                    -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
2001:
Sales.............................................  $8,337    $8,917    $8,019    $10,878
Cost of sales, buying and occupancy...............   6,779     7,209     6,463      9,402
Selling, general and administrative expenses......   1,694     2,021     1,831      2,042
(Benefit from) provision for income taxes.........     (82)     (153)     (127)       362
Continuing net loss...............................    (187)     (360)     (249)    (1,816)
Discontinued operations...........................      --        --        --        166
                                                    ------    ------    ------    -------
Net loss..........................................  $ (187)   $ (360)   $ (249)   $(1,650)
                                                    ======    ======    ======    =======
Net loss per share, basic Continuing net loss.....  $(0.38)   $(0.73)    (0.50)   $ (3.64)
  Discontinued operations.........................      --        --        --       0.33
                                                    ------    ------    ------    -------
  Net loss........................................  $(0.38)   $(0.73)   $(0.50)   $ (3.31)
                                                    ======    ======    ======    =======
Net loss per share, diluted
  Continuing net loss.............................  $(0.38)   $(0.73)   $(0.50)   $ (3.64)
  Discontinued operations.........................      --        --        --       0.33
                                                    ------    ------    ------    -------
  Net loss........................................  $(0.38)   $(0.73)   $(0.50)   $ (3.31)
                                                    ======    ======    ======    =======
Common stock price
  High............................................  $10.66    $12.13    $13.16    $  6.85
  Low.............................................    8.42     10.10      5.74       0.70

                                                           AS PREVIOUSLY REPORTED
                                                  ----------------------------------------
                                                   FIRST      SECOND     THIRD     FOURTH
                                                  QUARTER*   QUARTER*   QUARTER*   QUARTER
                                                  --------   --------   --------   -------
2000:
Sales...........................................   $8,195     $8,998     $8,199    $11,636
Cost of sales, buying and occupancy.............   $6,494     $7,518     $6,518    $ 9,128
Selling, general and administrative expenses....   $1,581     $2,101     $1,697    $ 2,023
(Benefit from) provision for income taxes.......   $   18     $ (250)    $  (31)   $   129
Net income (loss)...............................   $   22     $ (448)    $  (67)   $   249
Net income (loss) per share, basic..............   $ 0.06     $(0.93)    $(0.14)   $  0.51
Net income(loss) per share, diluted.............   $ 0.06     $(0.93)    $(0.14)   $  0.48

---------------

* As previously reported in quarterly reports Form 10-Q filed on June 12, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                 AS RESTATED
                                                    -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
2000:
Sales.............................................  $8,195    $8,998    $8,199    $11,636
Cost of sales, buying and occupancy...............  $6,468    $7,508    $6,497    $ 9,259
Selling, general and administrative expenses......  $1,585    $2,097    $1,666    $ 2,018
(Benefit from) provision for income taxes.........  $   26    $ (245)   $  (12)   $    83
Net income (loss).................................  $   36    $ (439)   $  (34)   $   169
Net income (loss) per share, basic................  $ 0.07    $ 0.91)   $(0.07)   $  0.35
Net income(loss) per share, diluted...............  $ 0.07    $(0.91)   $(0.07)   $  0.34

                                                                  PRO FORMA
                                                    -------------------------------------
                                                     FIRST    SECOND     THIRD    FOURTH
                                                    QUARTER   QUARTER   QUARTER   QUARTER
                                                    -------   -------   -------   -------
2000:
Sales.............................................  $8,195    $8,998    $8,199    $11,636
Cost of sales, buying and occupancy...............  $6,593    $7,581    $6,574    $ 8,984
Net income (loss).................................  $  (87)   $ (511)   $ (110)   $   440
Net (loss) income per share, basic................  $(0.18)   $(1.06)   $(0.23)   $  0.91
Net (loss) income per share, diluted..............  $(0.18)   $(1.06)   $(0.23)   $  0.84

Common stock price
  High............................................  $10.06    $ 8.63    $ 7.50    $  8.75
  Low.............................................    7.94      6.75      5.75       5.06

 RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION FOR FISCAL 2001

     Prior to the filing of the Original 2001 10-K, we determined to restate our previously reported quarterly financial statements based upon the results of our internal investigation. We had concluded that (1) an adjustment should be made with respect to the accounting for up-front consideration in a transaction from a vendor which more appropriately should have been deferred and recognized over the life of the contract and (2) the recording of additional general liability reserves in the fourth quarter was more appropriately designated as a second quarter event. Accordingly, adjustments were made for such transactions, including restatements of previously reported quarterly financial statements. The first item resulted in a net reduction to operating results in the second quarter of $42 ($28 after-tax), or $.06 per share, and an increase in third quarter operating results of $15 ($10 after-tax), or $.02 per share, resulting in a net reduction to results of operations for fiscal year 2001 of $27, or $.04 per share. The second item increased general liability reserves in the second quarter, rather than the fourth quarter, by approximately $167 ($112 after-tax), or $.23 per share, through a charge to Selling, general and administrative (S,G&A) expenses.

     Also prior to the filing of the Original 2001 10-K, we had concluded that it would be preferable to change our accounting method for interim recognition of cost recoveries from vendors due to our bankruptcy filing and the increased uncertainty relating to allowances and the corresponding difficulty in reliably estimating such amounts in the future.

     For interim reporting periods in fiscal 2000 and prior, our policy was to record allowances not yet subject to a written agreement during the first three quarters of a fiscal year based upon our estimate of annual allowances (our "plan") as determined by historical experience and current understandings with our vendors. These amounts were supplemented by allowances obtained that were not contemplated in such plan. While

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

many agreements are finalized throughout the year, significant activity occurs in the fourth quarter to finalize outstanding agreements and collect allowances.

     During the fourth quarter of fiscal 2001, we adopted a new accounting policy effective as of February 1, 2001, for interim financial reporting only, requiring that cost recoveries from vendors be recognized only when a formal agreement for such amount has been obtained and the underlying activity for which the amount was provided has been performed. This change in methodology does not affect the results that otherwise would have been reported for the full fiscal year, but rather affects the interim recognition of allowances during the year. We believe our new method is preferable because it provides higher precision, better verifiability, reduced reliance on estimates and is consistent with an analogous application of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." While this change in method was adopted in the fourth quarter of fiscal 2001, generally accepted accounting principals required the restatement of the first three quarters of fiscal 2001 to reflect this change.

     In light of the foregoing, we filed amendments to our Quarterly Reports on form 10-Q/A for the first three quarters of fiscal 2001 in order to restate the unaudited Condensed Consolidated Financial Statements for the quarterly periods reflected therein. Accordingly, these adjustments are included in the "As Previously Reported" tables above.

     Embedded in the accounting change that gives effect to the change in interim financial reporting for allowances is an adjustment for an indeterminate amount of supplemental or "incremental" allowances that were initially recorded in the first three quarters prior to having been documented, or otherwise deemed appropriate, pursuant to our historical policy. It should be noted however, that, as described below, the interim information, as previously restated to give effect to the change in methodology, reflects such allowances only to the extent they are supported by formal agreements or otherwise deemed appropriate in the quarter recognized.

     During the Fall of 2002 and in response to inquiries from the staff of the SEC, we reviewed our historical practices for the recording of allowances prior to the adoption in the fourth quarter of fiscal year 2001 of a new accounting policy, effective February 1, 2001, for the interim financial reporting of vendor allowances. The effect of these practices, as described above, relates only to Kmart's interim financial statements.

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

     During the first three quarters of fiscal year 2001, we characterized and recorded as incremental allowances $110, $163 and $50, respectively. We selectively identified for review certain of such allowances that had been characterized and recorded as incrementals prior to the adoption of the new accounting policy. Of those reviewed, the amount of allowances which appeared to be questionable, other than those previously disclosed, were $27, $42 and $23, respectively. The questions about these allowances relate to, among other things, the failure to have appropriate signed documentation in place, the failure to have adequate records demonstrating that the allowance was collectible or the failure to otherwise comply with our historical policies. Based on the investigation, it appears that some of these allowances may have been reported in error in the quarterly financial statements. Given, however, that our review of allowances was selective, as well as the difficulties of confirming on a retroactive basis whether an incremental allowance is supplemental to the plan, we cannot exclude the possibility that there may be additional incremental allowances in fiscal year 2001 which could be subject to question.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

     Any errors, as described in the preceding paragraph, concerning the recording of allowances that were reflected in our fiscal year 2001 interim unaudited financial statements prior to the change in accounting policy were no longer reflected in our restated financial statements as filed with the SEC on May 15, 2002 as part of the Original 2001 Form 10-K. This results from the change in accounting methodology, given that under the new accounting policy there is no longer a distinction between planned and incremental allowances, no allowances are recognized absent a formal agreement and the recording of allowances is no longer based on a plan.

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the fourth quarter of fiscal year 2001, we recorded charges for impairments of $971 in accordance with SFAS No. 144, a valuation allowance on deferred tax assets of $1,032 in accordance with SFAS No. 109, an increase in the LIFO reserve of $75, a credit of $183 for reorganization items for amounts directly resulting from the Chapter 11 proceedings and a credit of $166 for reversals of rejected lease reserves of discontinued operations.

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

     On April 4, 2002, we announced that we had contracted with firms to assist in the disposition of leases for these stores. Under the agreement, the firms will assist our internal real estate staff in identifying retailers and investors interested in an assignment and landlords interested in terminations of the leases for the closing stores. Leases which are not marketed will be rejected shortly after the completion of the related store-closing sales. As a result of these store closings, Kmart expects to record a total charge in the range of $1.1 billion to $1.3 billion. Of this amount, approximately $500 was included in the long-lived asset impairment charge recorded in the fourth quarter of 2001, and $600 to $800 related primarily to exit costs to be incurred for lease rejections and severance, and markdowns taken on inventory in connection with liquidation sales, will be recorded in the first quarter of 2002. In conjunction with the store closing sales, we will also transfer and liquidate additional inventory from the remaining stores, for which we expect a charge in the first quarter of 2002 for approximately $250

  KEY BRAND PARTNERS

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

                               KMART CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS 2001, 2000 AND 1999
(DOLLARS IN MILLIONS)

                                                 (AS RESTATED --
                                                   SEE NOTE 1)
                                                 ---------------                             (AS RESTATED --
                                                    ADDITIONS      ADDITIONS                   SEE NOTE 1)
                                   BALANCE AT      CHARGED TO      CHARGED TO                ---------------
                                   BEGINNING     COST, EXPENSES,     OTHER                   BALANCE AT END
DESCRIPTION                        OF PERIOD        REVENUES        ACCOUNTS    DEDUCTIONS      OF PERIOD
-----------                       ------------   ---------------   ----------   ----------   ---------------
Allowance for Doubtful Accounts:
2001............................      $ 96            $ 74            $ --         $121          $   49
2000............................       123             166              --          193              96
1999............................        88              58              --           23             123
Allowance for Deferred Tax
  Assets:
2001............................      $ --            $914            $118         $ --          $1,032
2000............................        --              --              --           --              --

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

JAMES B. ADAMSON
Chief Executive Officer

A.A. KOCH
Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Kmart Corporation

In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note 1, present fairly, in all material respects, the financial position of Kmart Corporation and its subsidiaries at January 30, 2002 and January 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Kmart's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 1 to the consolidated financial statements, the Company restated its January 30, 2002, January 31, 2001 and January 26, 2000 financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Detroit, Michigan
May 15, 2002, except as to the effect of the matters described in Note 1, which is as of January 14, 2003

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

     The following were the Executive Officers of the Registrant as of May 1, 2002.

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

CHARLES C. CONAWAY, Chief Executive Officer

ANTHONY D'ONOFRIO, Executive Vice President, Global Systems Capability and Chief Supply Chain Officer

JOHN T. MCDONALD, JR., Executive Vice President, Chief Financial Officer

DAVID ROTS, Executive Vice President, Chief Administrative Officer

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

                                                                                       LONG-TERM
                                          ANNUAL COMPENSATION                        COMPENSATION
                          ---------------------------------------------------   -----------------------
                                                                                SECURITIES   RESTRICTED
NAME AND                                                       OTHER ANNUAL     UNDERLYING     STOCK         ALL OTHER
PRINCIPAL POSITION(1)     YEAR(2)   SALARY(3)     BONUS(4)    COMPENSATION(5)   OPTIONS(6)   AWARDS(7)    COMPENSATION(8)
---------------------     -------   ----------   ----------   ---------------   ----------   ----------   ---------------
C. Conaway..............   2001     $1,475,000   $        0     $  238,559      4,000,000    $        0     $2,042,200
Former Chief Executive     2000        943,056    8,087,890        446,913      4,000,000     4,692,950              0
Officer
D. Rots.................   2001     $  520,834   $        0     $  470,027        716,000    $1,750,000     $   26,152
Former Executive           2000        263,750      738,900        408,556        373,000       578,985        770,009
Vice President, Chief
Administrative Officer
R. Allen................   2001     $  515,000   $  150,000     $   13,000        170,000    $1,500,000     $   12,489
Executive Vice             2000        188,870      275,000              0        100,000       513,000        513,300
President, Strategic
Initiatives & Chief
Diversity Officer
C. Kearse...............   2001     $  495,500   $        0     $   13,315        702,000    $2,000,000     $   28,122
Executive Vice President   2000        422,250      125,000              0        219,900       229,140      1,063,244
Merchandising              1999        360,000      262,210              0         80,000        56,958         25,651
A. D'Onofrio............   2001     $  456,864   $        0     $  584,820        715,000    $1,750,000     $   25,524
Former Executive           2000        124,541      225,000         19,579        100,000       120,600        761,035
Vice President Global
Systems Capability &
Chief Supply Chain
Officer
M. Schwartz.............   2001     $  706,250   $        0     $3,721,327        825,000    $3,000,000     $3,031,448
Former President and       2000        243,182    1,783,196        272,358        225,000       518,250      1,026,679
Chief Operating Officer
J. Boyer................   2001     $  284,091   $  300,000     $  187,142        120,000    $1,500,000     $  583,620
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

    (2000); Mr. Schwartz -- $1,202,347 (2001), $232,459 (2000); Mr.
    Boyer -- $161,548 (2001); Non-Business Use of Company Plane plus associated tax gross-up -- Mr. Conaway -- $97,838 (2001), $24,337 (2000); Mr.
    Rots -- $38,278 (2001), $23,501 (2000); Ms. Allen -- $1,933 (2001); Mr.
    D'Onofrio -- $3,897 (2000); Mr. Schwartz -- $69,096 (2001), $39,899 (2000);
    Other amounts reimbursed for the payment of taxes -- Mr. Conaway -- $13,888
    (2001); Mr. Rots -- $422,185 (2001), $28,631 (2000); Ms. Allen -- $4,804
    (2001); Mr. Kearse -- $6,078 (2001); Mr. D'Onofrio -- $505,722 (2001); Mr.
    Schwartz -- $2,434,616 (2001); Mr. Boyer -- $18,934 (2001).

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

OPTION GRANTS IN FISCAL YEAR 2001

                        NUMBER OF     % OF TOTAL
                         OPTIONS      OPTIONS TO
                       GRANTED IN    EMPLOYEES IN                                            HYPOTHETICAL
        NAME           FISCAL 2001   FISCAL 2001    EXERCISE PRICE(1)   EXPIRATION DATE(2)     VALUE(3)
        ----           -----------   ------------   -----------------   ------------------   ------------
C. Conaway...........   1,500,000        7.22%           $ 8.55               2/7/11         $ 5,721,196
C. Conaway...........   2,500,000       12.04%           $10.15              5/16/11         $11,213,693
D. Rots..............     191,000        0.91%           $ 8.55               2/7/11         $   728,499
D. Rots..............     525,000        2.52%           $ 4.86               1/8/12         $ 1,364,174
R. Allen.............     170,000        0.81%           $ 8.55               2/7/11         $   648,402
C. Kearse............     177,000        0.85%           $ 8.55               2/7/11         $   675,101
C. Kearse............     525,000        2.52%           $ 4.86               1/8/12         $ 1,364,174
A. D'Onofrio.........     190,000        0.91%           $ 8.55               2/7/11         $   724,685
A. D'Onofrio.........     525,000        2.52%           $ 4.86               1/8/12         $ 1,364,174
M. Schwartz..........     300,000        1.44%           $ 8.55               2/7/11         $ 1,144,239
M. Schwartz..........     525,000        2.52%           $ 4.86               1.8.12         $ 1,364,174
J. Boyer.............     120,000        0.57%           $10.61               5/8/11         $   559,950

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

CHAIRMAN AND EXECUTIVE OFFICER SERVICES AND EMPLOYMENT ARRANGEMENTS

  JAMES ADAMSON SERVICES AGREEMENT

     Mr. Adamson was appointed to the position of Chairman of the Board of Kmart effective as of January 17, 2002. In connection with his appointment, Kmart entered into a services agreement with Mr. Adamson as of that date, subject to Court approval, which provided for annual fees of $1 million and has a term ending on the earlier of the date on which Kmart emerged from bankruptcy as an ongoing business (which may be referred to herein as the "emergence date") or April 30, 2004. This agreement provided that Mr. Adamson would provide services to Kmart as its Chairman of the Board, with overall responsibility for managing and implementing Kmart's restructuring initiatives and assisting Mr. Conaway in connection with Kmart's merchandising and marketing functions. Under this agreement, and, with Court approval, Mr. Adamson was paid an inducement payment equal to $2.5 million, grossed up for income and other taxes, which amount was subject to repayment on a pro-rata basis if his services were terminated prior to January 31, 2003 either by Kmart for cause or because of Mr. Adamson's voluntary resignation (other than by reason of a breach by Kmart of a material provision of the services agreement). Mr. Adamson's services agreement provided for a "success payment" of a maximum of $4 million relating to Kmart's emergence from bankruptcy as an on-going business; the maximum success payment would be made if the emergence date occurred on or prior to July 31, 2003 and would be reduced on a daily basis until no success payment would be made if the emergence date occurred following April 30, 2004. The services agreement also provided for certain benefits, such as reimbursement for travel expenses and the provision by Kmart of suitable housing for Mr. Adamson and his spouse in the Detroit metropolitan area. These benefits would be "grossed-up" by Kmart to compensate for the imposition of any taxes on Mr. Adamson with respect to these benefits. Under the services agreement, Kmart established a $10 million letter of credit for the purpose of satisfying Kmart's obligations.

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

     Mr. Boyer. Mr. Boyer was appointed to the position of Chief Financial Officer effective May 7, 2001 and, in connection with his appointment, entered into a letter agreement as of such date (for purposes of this paragraph, his "offer letter"), a Confidentiality, Non-competition and Non-solicitation Agreement effective as of May 21, 2001 (for purposes of this paragraph, his "non-competition letter") and a letter agreement describing certain severance benefits (for purposes of this paragraph, his "severance agreement"). The terms of Mr. Boyer's offer letter are substantially similar to Ms. Allen's offer letter, except that his inducement payment under the offer letter is $100,000; his guaranteed bonus for the year 2001 was $200,000; he was designated as a participant in Kmart's Special Supplemental Executive Retirement Plan; and his initial option grant was for 120,000 shares. The terms of his non-competition agreement and severance agreement are substantially similar to Ms. Allen's non-competition agreement and severance agreement, respectively, including the lump sum payment of $500,000 under the non-competition agreement.

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

     Termination of Mr. Conaway's Employment. Mr. Conaway's employment and services as a director with Kmart terminated effective March 11, 2002, pursuant to the terms of a separation agreement dated as of such date. This agreement provides for, among other things, receipt by Mr. Conaway of a cash severance payment equal to approximately $4 million and the waiver by Mr. Conaway of (i) approximately $4.5 million in additional severance and (ii) a $6.5 million lump sum payment attributable to foregone compensation from his previous employer. In connection with the cash severance payment, which was made in accordance with a Court order authorizing Kmart to continue to make severance payments in connection with employment termination generally, Mr. Conaway executed a release in favor of Kmart. This agreement also acknowledges that, in accordance with the terms of the May 2001 promissory note evidencing the $5 million retention loan to Mr. Conaway (described at "Transactions with Executive Officers"), the principal amount of and accrued interest on such a loan were to be forgiven. The agreement also provides for the following payments and benefits, which are subject to (and will not be made without) Court approval and for which Mr. Conaway must execute an additional release in favor of Kmart: tax gross-up payments associated with the loan forgiveness provided for in the May 2001 promissory note; the continuation until March 11, 2003 of certain health benefits, and the continuation until September 11, 2002 of certain other benefits, such as residential security and outplacement benefits. Pursuant to his separation agreement, Mr. Conaway will be subject to non-competition and non-solicitation covenants for a period of 12 months following his termination. Upon execution of the separation agreement, Mr. Conaway's employment agreement with Kmart, as amended and restated as of January 21, 2002, described above at "Chairman and Executive Officer Services and Employment Arrangements", was rescinded and revoked and such agreement was withdrawn from the Court approval process.

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
David A. Tepper
26 Main Street, 1st Floor
Chatham, New Jersey 07928(1)

---------------

(1) Information obtained from Schedule 13G as of March 4, 2002 filed with the SEC by Appaloosa Management L.P. and David A. Tepper. Mr. Tepper is the sole stockholder and president of Appaloosa Partners Inc. Appaloosa Partners Inc. is the general partner of, and Mr. Tepper owns a majority of the limited partnership interests of, Appaloosa Management L.P. Includes 28,447,666 shares of Kmart common stock that can be acquired by conversion of 8,534,300 73/4% Trust Convertible Preferred Securities.

OWNERSHIP OF KMART COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS

     The following table shows the Kmart common stock ownership of Kmart's directors, the named executive officers and all of the directors and executive officers of Kmart as a group, in each case as of January 30, 2002.

                                                                           PERCENT OF
NAME                                                           SHARES     COMMON STOCK
----                                                          ---------   ------------
James B. Adamson(1)(2)......................................     63,532        *
Lilyan H. Affinito(1)(2)....................................     68,273        *
Randy L. Allen.(2)..........................................    298,994        *
Jeff Boyer(2)...............................................    120,000        *
Richard G. Cline(1)(2)......................................     75,920        *
Charles C. Conaway(2).......................................  2,210,598        *
Willie D. Davis(2)..........................................     33,582        *
Anthony D'Onofrio(2)........................................     87,780        *
Joseph P. Flannery(1)(2)....................................     41,702        *
Cecil B. Kearse(2)..........................................    442,788        *
Robert D. Kennedy(1)(2)(3)..................................     54,534        *
David P. Rots(2)............................................    286,212        *
Mark S. Schwartz............................................     33,125        *
Robin B. Smith(1)(2)........................................     44,307        *
Thomas T. Stallkamp(1)(2)...................................     32,279        *
Richard J. Statuto(4).......................................      6,473        *
Directors and executive officers as a group (22
  persons)(1)-(4)...........................................  3,829,872        *

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  TRANSACTIONS WITH EXECUTIVE OFFICERS

     Pursuant to an amendment to his original May 2000 employment agreement, Kmart made a full recourse retention loan to Mr. Conaway in the principal amount of $5 million in May 2001. Pursuant to the employment agreements entered into in Messrs. D'Onofrio, Kearse, Rots and Schwartz, as well as to John T. McDonald, Jr. (former Chief Financial Officer), in December 2001 in the aggregate principal amount of $2.5 million each (except for Mr. Schwartz's loan, which was in the principal amount of $3 million). Mr. McDonald's aggregate $2.5 million loan was to be made in two installments, one in December 2001 and one in December, 2002. The loan originally to be made in December 2002 was subsequently made in January 2002. These loans are hereinafter referred to as the "Executive Loans." Each of the Executive Loans originally had a term of approximately five years, accruing interest at 3.97% per year, payment of which is deferred until the maturity date. When the executives' employment agreements (other than Mr. Schwartz's agreement) were amended and restated in January 2002, the maturity dates of each of the Executive Loans (other than Mr. Schwartz's loan) were amended to January 31, 2004. Each of the Executive Loans provides that it is to be forgiven in full on the maturity date if the executive is employed by Kmart on that date, with earlier forgiveness in the event that the executive is terminated (i) by Kmart without cause, (ii) because of death or disability or (iii) voluntarily by the executive under a constructive termination (in connection with the revision of the maturity date, a constructive termination is limited in this instance to a reduction in base salary or due to a failure by Kmart to pay the executive's base salary). Each Executive Loan also provides that Kmart is obligated to "gross-up" the executive with respect to income and other taxes incurred by the executive with respect to loan forgiveness.

     In December 2001, Kmart also made full recourse retention loans to Messrs. David Montoya (former SVP, Specialty Operations) and Gregg Treadway (former EVP, Store Operations), each in the amount of $750,000, and to Ms. Janet Kelley (EVP, General Counsel) in the amount of $500,000. The terms of these loans are substantially similar to the Executive Loans described above, except that the maturity date is January 31, 2005 and there is no tax "gross-up" obligation on the part of Kmart in connection with any loan forgiveness. The employment of Messrs. Montoya and Treadway terminated, effective March 22, 2002 and May 06, 2002, respectively.

     The loans to executive officers described above formed part of a broader retention program pursuant to which Kmart made loans aggregating approximately $30 million, as publicly disclosed in Exhibit 99.2 to Kmart's Form 8-K dated May 9, 2002. Kmart has not taken any corporate action since the commencement of the Chapter 11 case to forgive any of these loans.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     a) The following documents are filed as part of this report

          1. Financial Statements

             Financial statements filed as part of this Form 10-K/A are listed under Part II, Item 8.

          2. Financial Statement Schedules

             Financial statement schedules filed as part of this Form 10-K/A are listed under Part II, Item 8.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2003.

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

                     By:         /s/ A.A. KOCH
                        -----------------------------------
                                     A.A. Koch
                              Chief Financial Officer
                           (Principal Financial Officer)

                     By:     /s/ RICHARD J. NOECHEL
                        -----------------------------------
                                Richard J. Noechel
                           Vice President and Controller
                          (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on January 14, 2003.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

           /s/ LILYAN H. AFFINITO                           /s/ ROBERT D. KENNEDY
---------------------------------------------   ---------------------------------------------
        Lilyan H. Affinito, Director                     Robert D. Kennedy, Director




            /s/ RICHARD G. CLINE                             /s/ ROBIN B. SMITH
---------------------------------------------   ---------------------------------------------
         Richard G. Cline, Director                       Robin B. Smith, Director




             /s/ WILLIE D. DAVIS                           /s/ THOMAS T. STALLKAMP
---------------------------------------------   ---------------------------------------------
          Willie D. Davis, Director                     Thomas T. Stallkamp, Director




           /s/ JOSEPH P. FLANNERY                          /s/ RICHARD J. STATUTO
---------------------------------------------   ---------------------------------------------
        Joseph P. Flannery, Director                    Richard J. Statuto, Director

                                 CERTIFICATIONS

CEO CERTIFICATION

     I, James B. Adamson, certify that:

          1. I have reviewed this annual report on Form 10-K/A of Kmart Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 14, 2003

       /s/ JAMES B. ADAMSON
--------------------------------------
James B. Adamson
Chairman of the Board and
Chief Executive Officer

CFO CERTIFICATION

     I, Albert A. Koch, certify that:

          1. I have reviewed this annual report on Form 10-K/A of Kmart Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 14, 2003

        /s/ ALBERT A. KOCH
--------------------------------------
Albert A. Koch

                                 EXHIBIT INDEX

  EXHIBIT    NUMBER                           DESCRIPTION
  -------    ------                           -----------
       ****  (3a)     Restated Articles of Incorporation of Kmart Corporation
        PFH  (3b)     By-Laws of Kmart Corporation, as amended
        PFH  (4a)     $2 Billion Senior Secured Debtor-in-Possession Financing
                      Facility
       ****  (10c)    Kmart Corporation Directors Retirement Plan, as
                      amended[10d][A]
         **  (10d)    Kmart Corporation Performance Restricted Stock Plan, as
                      amended[10e][A]
      *****  (10e)    Kmart Corporation Deferred Compensation Plan for
                      Non-Employee Directors, as amended[A]
        ***  (10f)    Kmart Corporation 1992 Stock Option Plan, as amended[10g][A]
      *****  (10g)    Kmart Corporation Amended and Restated Directors Stock
                      Plan[A]
         **  (10h)    Form of Employment Agreement with Executive Officers[10j][A]
          *  (10i)    Kmart Corporation Supplemental Executive Retirement
                      Plan[10c][A]
        ***  (10j)    Amended and Restated Kmart Corporation Annual Incentive
                      Bonus Plan[10k][A]
        ***  (10k)    Amended and Restated Kmart Corporation Management Stock
                      Purchase Plan[10l][A]
        ***  (10l)    Supplemental Pension Benefit Plan[10m][A]
    *******  (10m)    Kmart Corporation 1997 Long-Term Equity Compensation
                      Plan[10n][A]
   ********  (10n)    Employment Agreement with Charles C. Conaway[10n][A]
     ******  (10o)    Amended and Restated Kmart Corporation Special Severance
                      Plan[A]
      *****  (10p)    Amended and Restated Kmart Corporation 1998 Management
                      Deferred Compensation and Restoration Plan [A]
        PFH  (10q)    Second Amendment to Employment Agreement with Charles C.
                      Conaway[A]
 **********  (10r)    Amendment to Employment Agreement with Charles C.
                      Conaway[10r][A]
 **********  (10s)    Amended and Restated Kmart Corporation Annual Incentive
                      Bonus Plan[10s][A]
***********  (10t)    Special Supplemental Executive Retirement Plan[10t][A]
  *********  (10v)    Supply Agreement between Kmart Corporation and Fleming
                      Companies, Inc.
        PFH  (10w)    James Adamson 2001 Services Agreement[A]
        PFH  (10x)    James Adamson 2002 Employment Agreement[A]
        PFH  (10y)    Anthony D'Onofrio Amended and Restated Employment
                      Agreement[A]
        PFH  (10z)    David Rots Amended and Restated Employment Agreement[A]
        PFH  (10aa)   Cecil Kearse Amended and Restated Employment Agreement[A]
        PFH  (10bb)   Mark Schwartz Separation Agreement and General Release[A]
        PFH  (10cc)   Charles Conaway 2001 Amended and Restated Employment
                      Agreement[A]
        PFH  (10dd)   Charles Conaway Separation Agreement[A]
        PFH  (10ee)   Ronald Hutchison 2002 Employment Agreement[A]
        PFH  (10ff)   Julian Day 2002 Employment Agreement[A]
        PFH  (10gg)   Mark Schwartz Confidentiality, Non-competition and
                      Non-solicitation Agreement[A]
        PFH  (10hh)   Randy L. Allen Confidentiality, Non-competition and
                      Non-solicitation Agreement[A]
        PFH  (10ii)   Cecil B. Kearse Confidentiality, Non-competition and
                      Non-solicitation Agreement[A]

  EXHIBIT    NUMBER                           DESCRIPTION
  -------    ------                           -----------
        PFH  (10jj)   David P. Rots Confidentiality, Non-competition and
                      Non-solicitation Agreement[A]
        PFH  (10kk)   Anthony B. D'Onofrio Confidentiality, Non-competition and
                      Non-solicitation Agreement[A]
        PFH  (10ll)   Jeff Boyer Confidentiality, Non-competition and
                      Non-solicitation Agreement[A]
        PFH  (10mm)   Randy L. Allen employment offer letter[A]
        PFH  (10nn)   Jeff Boyer employment offer letter[A]
        PFH  (10oo)   Jeff Boyer Full and Complete Release of Liability and
                      Severance Agreement
        PFH  (10pp)   Employment Agreement with Cecil Kearse[A]
        PFH  (10rr)   Employment Agreement with Tony D'Onofrio[A]
        PFH  (10ss)   Employment Agreement with Mark Schwartz[A]
        PFH  (10tt)   Employment Agreement with David Rots[A]
        PFH  (10uu)   Employment Agreement with Michael T. Macik[A]
        PFH  (10vv)   JA&A Services, LLC Agreement
        PFH  (10ww)   License Agreement between Kmart Corporation and Kmart of
                      Michigan, Inc.
         FH  (18)     Preferability letter from PricewaterhouseCoopers LLP
         FH  (21)     List of Significant Subsidiaries
         FH  (23)     Consent of Independent Accountants
         FH  (99a)    CEO Certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002
         FH  (99b)    CFO Certification pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

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

        PFH Filed as Exhibits to the Form 10-K Report of the Registrant for the fiscal year ended January 30, 2002, filed with the Securities and Exchange Commission on May 15, 2002.

        FH  Filed herewith.

         [#] Exhibit numbers in the Form 10-K/A or 10-Q Reports for the periods indicated.

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