Form 10-Q/A
period 2002-05-01
KMART CORP
filed 2003-01-14
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1



 X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2002
                               -----------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

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

                                           Yes    X         No
                                               -------         -------

As of May 29, 2002, 502,686,416 shares of Common Stock of Kmart Corporation were outstanding.

                                      INDEX


PART I                 FINANCIAL INFORMATION                                                   PAGE
------                 ---------------------                                                   ----
Item 1.                Financial Statements

                       Condensed Consolidated Statements of Operations--                         4
                       (Unaudited) (Restated) 13 weeks ended May 1, 2002 and
                       May 2, 2001

                       Condensed Consolidated Balance Sheets--                                   5
                       (Unaudited) (Restated) May 1, 2002,  May 2, 2001 and January
                       30, 2002

                       Condensed Consolidated Statements of Cash Flows--                         6
                       (Unaudited) (Restated) 13 weeks ended May 1, 2002 and
                       May 2, 2001

                       Notes to Condensed Consolidated Financial                              7 - 21
                       Statements (Unaudited)

Item 2.                Management's Discussion and Analysis of Results of                     22- 35
                       Operations and Financial Condition

Item 3.                Quantitative and Qualitative Disclosures about Market Risk               36


PART II                OTHER INFORMATION
------                 -----------------


Item 3.                Defaults Upon Senior Securities                                          37

Item 6.                Exhibits and Reports on Form 8-K                                         37

                       Signatures                                                               38

                       Certifications                                                          39-40

                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the unaudited financial statements of Kmart Corporation and its subsidiaries ("Kmart," "we," "us" or "our") for the 13 week period ended May 1, 2002 and prior periods presented to reflect certain adjustments identified as a result of our ongoing review of our accounting practices and procedures and to correspondingly modify related disclosures. Certain of these adjustments were identified as out-of-period adjustments during the preparation of Kmart's Quarterly Report on Form 10-Q for the third quarter ended October 30, 2002, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, filed with the Securities and Exchange Commission ("SEC") on September 16, 2002. Upon review of the aggregate impact of these adjustments, Kmart concluded that restating our historical financial statements was appropriate, because the aggregate impact was material to the current estimate of our fiscal year 2002 results. This Amendment No. 1 to our Quarterly Report on Form 10-Q/A should be read in conjunction with Amendment No. 1 to our Annual Report on Form 10-K/A for our fiscal year ended January 30, 2002, to be filed with the SEC on January 14, 2003.

         We have amended and restated in its entirety each Item of our Quarterly Report on Form 10-Q for the 13 week period ended May 1, 2002 to reflect these adjustments. Except as otherwise expressly noted herein, this Amendment No.1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the June 14, 2002 filing of our Quarterly Report on Form 10-Q for the 13 week period ended May 1, 2002 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the restatement of our financial statements for the 13 week periods presented or deemed necessary in connection with the completion of restated financial statements.

         The Items of our Quarterly Report on Form 10-Q for the 13 week period ended May 1, 2002 which are amended and restated herein are:

1.       Part I, Item 1 - Financial Statements, has been restated.

2. Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, has been revised.

3. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been added.

4. The certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits.

         The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the 13 week period ended May 1, 2002 in the form filed with the SEC on June 14, 2002. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 to Quarterly Report on Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the original filing of the Quarterly Report on Form 10-Q, including but not limited to our Quarterly Reports on Form 10-Q for the 13 week periods ended July 31 and October 30, 2002, respectively.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                      (AS RESTATED - SEE NOTE 1)
                                                                                            13 WEEKS ENDED
                                                                                      ----------------------------
                                                                                      MAY 1, 2002     MAY 2, 2001
                                                                                      -------------   ------------
Sales                                                                                    $ 7,639        $ 8,337
Cost of sales, buying and occupancy                                                        7,021          6,779
                                                                                         -------        -------

Gross margin                                                                                 618          1,558
Selling, general and administrative expenses                                               1,770          1,694
Equity income (loss) in unconsolidated subsidiaries                                            5            (16)
Charge for employee severance and Voluntary Early Retirement Program (VERP)                    -             23
                                                                                         -------        -------

Loss before interest, reorganization items, income taxes, and dividends
   on convertible preferred securities of subsidiary trust                                (1,147)          (175)
Interest expense, net (contractual interest for 13 weeks ended May 1, 2002 was $102)          33             83
Reorganization items, net                                                                    274              -
Income tax benefit                                                                           (12)           (82)
Dividends on convertible preferred securities of subsidiary trust, net of income taxes of $0 and $6, respectively (contractual dividend for 13 weeks
   ended May 1, 2002 was $18, net of tax)                                                      -             11
                                                                                         -------        -------

Net loss                                                                                 $(1,442)       $  (187)
                                                                                         =======        =======

Basic/Diluted loss per common share                                                      $ (2.87)       $ (0.38)
                                                                                         =======        =======

Basic/Diluted weighted average shares (millions)                                           502.9          488.5






     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                (AS RESTATED - SEE NOTE 1)
                                                                       -----------------------------------------------
                                                                       MAY 1, 2002      MAY 2, 2001   JANUARY 30, 2002
                                                                       -----------      -----------   ----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                             $  1,829         $    415        $  1,245
   Merchandise inventories                                                  5,255            7,315           5,796
   Other current assets                                                       597              708             800
                                                                         --------         --------        --------
TOTAL CURRENT ASSETS                                                        7,681            8,438           7,841

Property and equipment, net                                                 5,972            6,626           6,093
Other assets and deferred charges                                             219              543             249
                                                                         --------         --------        --------
TOTAL ASSETS                                                             $ 13,872         $ 15,607        $ 14,183
                                                                         ========         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Long-term debt due within one year                                    $      -         $    315        $      -
   Accounts payable                                                         1,658            2,694              89
   Accrued payroll and other liabilities                                      659            1,500             420
   Taxes other than income taxes                                              237              245             143
                                                                         --------         --------        --------
TOTAL CURRENT LIABILITIES                                                   2,554            4,754             652

Long-term debt and notes payable                                                -            2,448             330
Capital lease obligations                                                     694              922             857
Other long-term liabilities                                                   140              877             132
                                                                         --------         --------        --------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                 3,388            9,001           1,971

LIABILITIES SUBJECT TO COMPROMISE                                           7,805                -           8,093

Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4%
   convertible junior subordinated debentures of Kmart (redemption
   value $898, $898 and $898, respectively)                                   889              887             889
Common stock, $1 par value, 1,500,000,000 shares authorized;
   502,689,273, 489,930,257 and 503,294,515 shares outstanding,
   respectively                                                               503              490             503
Capital in excess of par value                                              1,697            1,599           1,695
(Accumulated deficit) retained earnings                                      (410)           3,630           1,032
                                                                         --------         --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 13,872         $ 15,607        $ 14,183
                                                                         ========         ========        ========






     See accompanying Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)


                                                                              (AS RESTATED - SEE NOTE 1)
                                                                             ---------------------------
                                                                                  13 WEEKS ENDED
                                                                             ---------------------------
                                                                             MAY 1, 2002     MAY 2, 2001
                                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                 $(1,442)        $  (187)
      Adjustments to reconcile net loss to net cash provided by
           (used for) operating activities:
                Restructuring, impairments and other charges                       776              23
                Reorganization items, net                                          274               -
                Depreciation and amortization                                      187             200
                Equity (income) loss in unconsolidated subsidiaries                 (5)             16
                Dividends received from Meldisco                                    45              51
                Cash used for store closings and other charges                     (38)            (26)
                Changes in Operating Assets and Liabilities:
                  Increase in inventories                                         (109)           (965)
                  Increase in accounts payable                                   1,104             494
                  Deferred income taxes and taxes payable                           (9)            (28)
                  Other assets                                                     198             202
                  Other liabilities                                                 40             (38)
                                                                               -------         -------
      Net cash provided by (used for) continuing operations                      1,021            (258)
      Net cash used for discontinued operations                                     (1)            (20)
                                                                               -------         -------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                             1,020            (278)
                                                                               -------         -------

NET CASH PROVIDED BY REORGANIZATION ITEMS                                           12               -
                                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                         (52)           (262)
      Investment in BlueLight.com                                                    -             (15)
                                                                               -------         -------
NET CASH USED FOR INVESTING ACTIVITIES                                             (52)           (277)
                                                                               -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                                 -             592
      Payments on debt                                                            (347)             (6)
      Debt issuance costs                                                          (30)              -
      Payments on capital lease obligations                                        (19)            (21)
      Payments of dividends on preferred securities of subsidiary trust              -             (18)
      Issuance of common shares                                                      -              22
                                                                               -------         -------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                              (396)            569
                                                                               -------         -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            584              14
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     1,245             401
                                                                               -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,829         $   415
                                                                               =======         =======




     See accompanying Notes to Condensed Consolidated Financial Statements.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)



1.  RESTATEMENT OF CURRENT AND PRIOR PERIODS


         As part of the review and preparation of the Quarterly Report on Form 10-Q for the third quarter ended October 30, 2002, Kmart Corporation and its subsidiaries ("Kmart," "we," "us" or "our") identified certain adjustments that were recorded out-of-period, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, filed with the Securities and Exchange Commission ("SEC") on September 16, 2002. Upon review of the aggregate impact of the new, as well as the previously disclosed and recorded adjustments, we concluded that restating our historical financial statements was appropriate because the aggregate impact was material to the current estimate of our 2002 fiscal year results.


         The tables below show the results of the restatements on reported results for the 13 week periods presented in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A, which relate primarily to:


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


    c) Inventory loads - Adjustments, as previously disclosed in the Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, for certain costs formerly capitalized into inventory. Inventory included amounts added for internal purposes to analyze gross margin on a comparable basis across all business units and to optimize purchasing decisions. These amounts are commonly referred to in the retail industry as "inventory loads," and should have been eliminated for external reporting purposes to the extent the related inventory remained unsold at the end of the period.

    d) Vendor allowances - The premature recording, as previously disclosed in the Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, of vendor allowance transactions in fiscal year 2000 and prior fiscal years.


         In addition, given the restatement for the items noted above, we are adjusting these previously reported financial results for miscellaneous immaterial items that were identified and previously recorded in the ordinary course of business. These items are now being recorded in the appropriate fiscal periods.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

         The summary of the effects of the restatement on the 13 weeks ended May 1, 2002 and May 2, 2001 are presented in the tables below.


                                                                 13 Weeks Ended May 1, 2002
                                 ---------------------------------------------------------------------------------------------
                                                                        Adjustments
                                               ---------------------------------------------------------------
                                     As           Lease       Accounts
                                 previously      accrual       payable       Inventory       Vendor                      As
                                  reported*    adjustments   adjustments       loads       allowances      Other      restated
                                 ---------------------------------------------------------------------------------------------
Sales                              $7,639           $-            $-             $-            $-            $-        $7,639
Cost of sales, buying
   and occupancy                   $7,016           $3           $10            ($9)          ($8)           $9        $7,021
                                 ---------------------------------------------------------------------------------------------
Gross margin                         $623          ($3)         ($10)            $9            $8           ($9)       $  618
Selling, general and
   administrative expenses         $1,791           $-            $-             $1            $-          ($22)       $1,770

Operating (loss) income           ($1,163)         ($3)         ($10)            $8            $8           $13       ($1,147)

Reorganization items, net            $265           $-            $-             $-            $-            $9        $  274
                                 ---------------------------------------------------------------------------------------------
Net (loss) income                 ($1,449)         ($3)         ($10)            $8            $8            $4       ($1,442)
                                 =============================================================================================
Basic/Diluted (loss) earnings
   per common share                ($2.88)          $-        ($0.02)         $0.01         $0.01         $0.01       ($ 2.87)
                                 =============================================================================================



                                                                 13 Weeks Ended May 1, 2002
                                 ---------------------------------------------------------------------------------------------
                                                                        Adjustments
                                               ---------------------------------------------------------------
                                     As           Lease       Accounts
                                 previously      accrual       payable       Inventory       Vendor                      As
                                  reported**   adjustments   adjustments       loads       allowances      Other      restated
                                 ---------------------------------------------------------------------------------------------

Sales                              $8,337          $-            $-              $-            $ -           $ -       $8,337
Cost of sales, buying
   and occupancy                   $6,834          $1            $5            ($15)          ($41)          ($5)      $6,779
                                 ---------------------------------------------------------------------------------------------
Gross margin                       $1,503         ($1)          ($5)            $15            $41            $5       $1,558
Selling, general and
   administrative expenses         $1,712          $-            $-              $1            $ -          ($19)      $1,694


Operating (loss) income             ($248)        ($1)          ($5)            $14            $41           $24        ($175)

(Benefit from) provision for
    income taxes                    ($109)         $-           ($2)             $5            $15            $9         ($82)
                                 ---------------------------------------------------------------------------------------------
Net (loss) income                   ($233)        ($1)          ($3)             $9            $26           $15        ($187)
                                 =============================================================================================
Basic/Diluted (loss) earnings
   per common share                ($0.48)         $-            $-           $0.02          $0.05         $0.03       ($0.38)
                                 =============================================================================================


* - As previously reported in the Form 10-Q for the quarter ended May 1, 2002 filed on June 14, 2002.
** - As previously reported in the Form 10-Q/A for the quarter ended May 2, 2001 filed on June 12, 2002.

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)

         The following is a summary of the effects of the restatement on our unaudited Condensed Consolidated Balance Sheets for all amounts that changed by 5% or more for the periods ended May 1, 2002, May 2, 2001 and January 30, 2002, respectively.


                                                       As
                                                   previously            As
                                                    reported          restated
                                                  ------------      ------------
May 1, 2002*
  Other long-term liabilities                           $87             $140
  Accumulated deficit                                 ($188)           ($410)

May 2, 2001**
  Other assets and deferred charges                    $473             $543
  Other long-term liabilities                          $828             $877

January 30, 2002***
  Accounts payable                                     $103              $89
  Accrued payroll and other liabilities                $378             $420
  Other long-term liabilities                           $79             $132
  Retained earnings                                  $1,261           $1,032

* - As previously reported in the Form 10-Q for the quarter ended May 1, 2002 filed on June 14, 2002.
** - As previously reported in the Form 10-Q/A for the quarter ended May 2, 2001 filed on June 12, 2002.
*** - As previously reported in the Form 10-K for the fiscal year ended
      January 30, 2002 filed on May 15, 2002.

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

         These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 13 week period ended May 1, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2003. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K/A for our fiscal year ended January 30, 2002, to be filed with the SEC on January 14, 2003.

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

4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 will be effective for Kmart beginning January 30, 2003, and it requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related obligation for its recorded amount or the entity incurs a gain or loss upon settlement. Because costs associated with exiting leased properties at the end of the respective lease terms are minimal, management anticipates that the adoption of SFAS No. 143 will not have a significant impact on our Consolidated Financial Statements.

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

5.  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)

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

         On April 15, 2002, we filed with the Court schedules of assets and liabilities and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules and statements of financial affairs are subject to further amendment or modification. We have mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is July 31, 2002. Differences between amounts scheduled by Kmart and claims by creditors will be investigated and resolved in connection with our claims resolution process, and may be significant. That process will not commence until after the July 31, 2002 bar date and, in light of the number of creditors of the Debtors, may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known. Similarly, the ultimate distribution with respect to allowed claims is not presently ascertainable.

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)


         We have filed over 100 motions in the Chapter 11 case whereby we were granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for our reorganization efforts. In addition to motions pertaining to store closure and real estate disposition matters, we have obtained orders providing for, among other things, (i) implementation of a key employee retention and incentive program, (ii) authorization of a second lien for vendors in connection with our secured inventory trade credit program, (iii) authorization of a settlement agreement with our sureties who support our self-insurance program and state licensing requirements, (iv) the extension of time to assume or reject leases, and (v) assumption of agreements with our key brand partners.

         Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before shareholders are entitled to receive any distribution. The ultimate recovery to creditors, trust convertible preferred securities holders and/or common shareholders, if any, will not be determined until confirmations of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.

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

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)

6.  REORGANIZATION ITEMS, NET

         Reorganization items represent amounts we incurred as a result of Chapter 11 and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 weeks ended May 1, 2002, the following have been recorded:

                                                                   (as restated -
                                                                    see Note 1)
                                                                  ---------------
              2002 store closings                                            $228
              Professional fees                                                38
              Employee costs                                                   26
              Sale of pharmacy lists                                         (17)
              Settlement of pre-petition liabilities                          (5)
              Interest income                                                 (4)
              Other                                                             8
                                                                  ---------------
              Total                                                          $274
                                                                  ===============

         The following paragraphs provide additional information relating to costs that were recorded in the line Reorganization items, net in our unaudited Condensed Consolidated Statement of Operations for the 13 week period ended May 1, 2002:

    2002 store closings

         On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. As a result of our decision to close the 283 stores we charged to our closed store reserve $228 for lease terminations and other costs and reclassified $144 of capital lease obligations to the closed store reserve. The closed store reserve is included in the line Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of May 1, 2002. The reserve for estimated costs was recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). During the period that the stores remain open for business, rent and other costs of operations continue to be reflected in our operating expenses. In the first quarter of fiscal 2002, there were no payments charged to the reserve, see Note 11.

    Professional  fees

         In the first quarter of fiscal 2002, we recorded $38 for professional fees. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

    Employee costs

         In March 2002, we received Court approval to implement our Key Employee Retention Plan ("KERP") which provides cash incentives and certain benefits to key members of our salaried management team. The KERP is expected to encourage employees to continue their employment with Kmart through the reorganization process. In the first quarter of fiscal 2002, we recorded a charge of $26 for the KERP and retention bonuses for associates in our 283 stores that were closed. There were no payments charged to the reserve during the first quarter of fiscal 2002.

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)

    Settlement of pre-petition claims

         We recorded a gain of $5 representing the difference between the settlement value of certain pre-petition obligations and the amount recorded as an allowable claim.

    Other reorganization items

         We recorded a gain of $17 for the sale of pharmacy lists and $4 for interest income earned on excess cash balances. We also recorded a charge of $8 for other miscellaneous reorganization items.

7.  INTEREST EXPENSE, NET

         Interest income of $1 is included in the line Interest expense, net in the unaudited Condensed Consolidated Statements of Operations for each of the 13 week periods ended May 1, 2002 and May 2, 2001. Interest income earned as a result of excess cash balances due to the Chapter 11 filing are recorded in the line Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations, for the 13 weeks ended May 1, 2002, see Note 6.

         As of the Petition Date, we ceased accruing interest on unsecured pre-petition debt classified as Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets in accordance with SOP 90-7. Interest at the stated contractual amount on unsecured debt that was not charged to results of operations for the 13 week period ended May 1, 2002 was approximately $69.

8.  LIABILITIES SUBJECT TO COMPROMISE

         Under bankruptcy law, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. We have received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt and capital lease obligations, all pre-petition liabilities have been classified as Liabilities subject to compromise in the unaudited Condensed Consolidated Balance Sheets. Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

         Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court is July 31, 2002. Amounts that we have recorded may be different than amounts filed by our creditors. The number and amount of allowed claims cannot be presently ascertained.

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)

         The following table summarizes the components of the liabilities classified as Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets as of May 1, 2002 and as of January 30, 2002:


                                                                   (as restated -      (as restated -
                                                                    see Note 1)         see Note 1)
                                                                       May 1,           January 30,
                                                                        2002               2002
                                                                  ----------------    ----------------
                  Debt and notes payable                                   $3,329              $3,346
                  Accounts payable                                          2,681               3,153
                  Closed store reserves                                       845                 484
                  Other liabilities                                           312                 454
                  General liability and workers compensation                  301                 312
                  Pension obligation                                          190                 195
                  Taxes payable                                               147                 149
                                                                  ----------------    ----------------
                     Total liabilities subject to compromise               $7,805              $8,093
                                                                  ================    ================


         Below is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through May 1, 2002:


                                                                                        (as restated -
                                                                                          see Note 1)
                                                                                       Cumulative since
                                                                                         Petition Date
                                                                                       ----------------
Balance, Petition Date                                                                        $8,585
First day court orders authorizing payment of employee wages, benefits and other
employee obligations, sales and use taxes and payments to critical vendors                      (737)
Adjustment to general liability and workers compensation accruals                               (174)
Adjustment to closed store reserves                                                              185
Court order authorizing payment of additional trade accounts payable                             (37)
Gain on pre-petition liabilities                                                                  (5)
Other                                                                                            (12)
                                                                                       ----------------
Balance, end of period                                                                        $7,805
                                                                                       ================


9.  MARKDOWNS FOR INVENTORY LIQUIDATION

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

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)


10. EMPLOYEE SEVERANCE AND VERP

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

11. RESTRUCTURING RESERVE ACTIVITY

         The following table provides information regarding reserve activity during the 13 week periods ended May 1, 2002 and May 2, 2001, respectively, for the fiscal year 2000 strategic actions charge, the fiscal year 2001 employee severance and VERP charge, the fiscal year 2001 BlueLight.com restructuring charge, the fiscal year 2001 supply chain restructuring charge and the fiscal year 2002 store closings charge. Reserves established in connection with the fiscal 2002 store closings charge are comprised of $228 relating to lease rejections. Please refer to Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 30, 2002, to be filed with the SEC on January 14, 2003, for a discussion of the 2001 BlueLight.com, 2001 supply chain and 2000 strategic actions charges. The liabilities aggregated $490 and $181 at May 1, 2002 and May 2, 2001, respectively.

                                                                   13 Weeks Ended
                                      --------------------------------------------------------------------------
                                                         May 1,                                   May 2,
                                                          2002                                     2001
                                      ----------------------------------------------     -----------------------
                                                       2001        2001      2000           2001        2000
                                       2002 Store    BlueLight    Supply   Strategic        VERP/     Strategic
                                        Closings       .com       Chain     Actions       Severance    Actions
                                      ------------  ----------- --------- ----------     ----------- -----------
Balance, beginning of year                  $   -         $ 18      $ 11       $ 98            $  -       $ 177

Additions charged to operations:              228            -         -          -              19           -
Reclassifications                             144            -         -          -               -           -
                                      ------------  ----------- --------- ----------     ----------- -----------
Total additions                               372            -         -          -              19           -

Reductions:
  Cash payments:
    Lease obligations                           -            -         -          3               -           6
    Employee costs                              -            -         4          -               9           -
    Contractual obligations                     -            1         -          -               -           -
                                      ------------  ----------- --------- ----------     ----------- -----------

Balance, end of period                      $ 372         $ 17      $  7       $ 95            $ 10       $ 171
                                      ============  =========== ========= ==========     =========== ===========



12. INVENTORIES AND COST OF MERCHANDISE SOLD

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

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)



13. INVESTMENTS IN AFFILIATED RETAIL COMPANIES

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

14. LOSS PER SHARE

         Net loss per common share is computed as follows :

                                                                           (as restated - see Note 1)
                                                                                 13 Weeks Ended
                                                                         -------------------------------
                                                                          May 1, 2002      May 2, 2001
                                                                         -------------    --------------
        Basic/Diluted loss per common share:

        Net loss                                                              ($1,442)         ($   187)
                                                                         =============    ==============

        Basic/Diluted weighted average shares outstanding                        502.9             488.5

        Basic/Diluted loss per common share                                   ($ 2.87)         ($  0.38)
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

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)


15. INCOME TAXES

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

16. OTHER COMMITMENTS AND CONTINGENCIES

    Contingent Liabilities

         As of May 1, 2002, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition; (ii) contingent liability under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $79 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance by the parties whose obligations we guarantee and are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

         As of May 1, 2002, our outstanding guarantees for real property leases of The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc. were as follows:



                                        Present Value of
                                          Future Lease          Gross Future
                                        Obligations @ 7%      Lease Obligations
                                       ------------------    -------------------
The Sports Authority, Inc.                 $ 180                    $ 305
Borders Group, Inc.                           87                      147
OfficeMax, Inc.                               64                       94
                                         --------                 --------

Total                                      $ 331                    $ 546
                                         ========                 ========



    Bankruptcy Proceedings

         On the Petition Date, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al., case No. 02 B 02474." Included in the unaudited Condensed Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities and results of operations of such non-filing subsidiaries are not considered material to the unaudited Condensed Consolidated Financial Statements. We retain control of our assets and are authorized to operate the business as a debtor-in-possession while being subject to the jurisdiction of the Court. As of the Petition Date, most pending litigation is stayed, and absent further order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 cases or their effect on our business. If it is determined that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their fair value and the equity interests of our shareholders may have no value. See Note 5.

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)


    Legal Proceedings

         Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock between May 17, 2001 and January 22, 2002, inclusive, naming Charles Conaway as CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan allege that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. Kmart is not a defendant in these litigations.

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

         Kmart is a defendant in six putative class actions and one multi-plaintiff case pending in California, all relating to our classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act and the California Labor Code and our alleged failure to pay overtime wages as required by these laws. These seven wage-and-hour cases were all filed during 2001 and are currently pending in the U.S. District Court for the Eastern District of California (Henderson v. Kmart), the U.S. District Court for the Central District of California (Gulley v. Kmart, the multi-plaintiff case, which was originally brought in state court) and the Superior Courts of the State of California for the Counties of Alameda, Los Angeles and Riverside (Panossian v. Kmart, Wallace v. Kmart, Pierce v. Kmart, Hancock v. Kmart, Pryor v. Kmart). If all of these cases were determined adversely to Kmart, the resulting damages would have a material adverse impact on our results of operations and financial condition. However, there have been no class certifications, all of the cases are stayed as a result of our bankruptcy and, based on our initial investigations, we believe that we have numerous defenses to each of these claims. As a result, we are currently unable to quantify the financial exposure of these cases.

         We are a party to a substantial number of other claims, lawsuits, and pending actions, most of which are routine and all of which are incidental to our business. Some matters involve claims for large amounts of damages as well as other relief. Kmart assesses the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, records an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Although the final consequences of these proceedings are not presently determinable, in the opinion of management, they are not expected to have a material adverse effect on our liquidity, financial position or results of operations.

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)


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

    Investigative Matters

         Kmart has been provided with copies of anonymous letters sent to the SEC, our auditors, directors, legal counsel and others, expressing concern with respect to various matters. The letters purport to be sent by certain of our employees. The letters have been referred to the Audit Committee, which has engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U. S. Attorney's office for the Eastern District of Michigan with respect to the investigations of these matters. The staff of the SEC has expressed concerns with respect to the manner in which we recorded vendor allowances prior to the change in accounting principle at the end of fiscal 2001 as discussed below, as well as the Staff's intention to continue to pursue its investigation of these matters. We are cooperating with the House Committee with respect to their inquiry.

    Events Subsequent to Filing of Original 10-Q

         During the Fall of 2002 and in response to inquiries from the staff of the SEC, Kmart reviewed its historical practices for the recording of allowances prior to the adoption in the fourth quarter of fiscal year 2001 of a new accounting policy, effective February 1, 2001, for the interim financial reporting of vendor allowances. The effect of these practices relates only to Kmart's interim financial statements. See "Internal Investigation - Developments Since Filing of 2001 Form 10-K- Vendor Allowance Matters - Premature Recognition of Vendor Allowances" in the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a description of the impact of the premature recording of certain vendor allowances on Kmart's audited financial statements.

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

    (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
    (UNAUDITED)


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         This Form 10-Q/A, as well as other statements or reports made by or on behalf of Kmart, may contain or may incorporate by reference material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, Kmart's current views with respect to current events and financial performance. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to Kmart's operations and business environment which may cause the actual results of Kmart to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

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

         The following discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of Amendment No. 1 to our Annual Report on Form 10-K/A for our fiscal year ended January 30, 2002, to be filed with the SEC on January 14, 2003.


RESTATEMENT OF CURRENT AND PRIOR PERIODS


         As part of the review and preparation of the Quarterly Report on Form 10-Q for the third quarter ended October 30, 2002, Kmart Corporation and its subsidiaries ("Kmart," "we," "us" or "our") identified certain adjustments that were recorded out-of-period, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, filed with the Securities Exchange Commission ("SEC") on September 16, 2002. Upon review of the aggregate impact of the new, as well as the previously disclosed and recorded adjustments, we concluded that restating our historical financial statements was appropriate because the aggregate impact was material to the current estimate of our fiscal year 2002 results.


         The tables below show the results of the restatements on reported results for the 13 week periods presented in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A, which relate primarily to:


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


c) Inventory loads - Adjustments, as previously disclosed in the Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, for certain costs formerly capitalized into inventory. Inventory included amounts added for internal purposes to analyze gross margin on a comparable basis across all business units and to optimize purchasing decisions. These amounts are commonly referred to in the retail industry as "inventory loads," and should have been eliminated for external reporting purposes to the extent the related inventory remained unsold at the end of the period.


d) Vendor allowances - The premature recording, as previously disclosed in the Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002 of vendor allowance transactions in fiscal year 2000 and prior fiscal years.


         In addition, given the restatement for the items noted above, we are adjusting previously reported financial results for miscellaneous immaterial items that were identified and previously recorded in the ordinary course of business. These items are now being recorded in the appropriate fiscal periods.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         The summary of the effects of the restatement on reported results for prior fiscal periods is presented in the table below.

                                                                                           Impact on
                                                                                            retained
                                                          Income (Expense)                  earnings
                                              -----------------------------------------------------------
                                                 Fiscal         Fiscal        Fiscal       January 30,
                                                  2001           2000          1999           1999
                                              -----------------------------------------------------------
Lease accrual adjustments                          ($5)            ($4)           ($10)        ($37)
Accounts payable adjustments                      ($42)            ($9)            ($1)          $-
Inventory loads                                    ($7)           ($12)           ($21)        ($17)
Vendor allowances                                  $94            ($52)           ($33)        ($28)
Other items                                        $47             $39              $4        ($135)
                                              -----------------------------------------------------------
Pre-tax impact of restatement                      $87            ($38)           ($61)       ($217)
(Benefit from) provision for income taxes         $115            ($14)           ($22)        ($79)
                                              -----------------------------------------------------------
Total impact of restatement                       ($28)           ($24)           ($39)       ($138)
                                              ===========================================================


         The summary of the effects of the restatement on the 13 weeks ended May 1, 2002 and May 2, 2001, respectively, are presented in the tables below.

                                                                       13 Weeks Ended May 1, 2002
                                    ------------------------------------------------------------------------------------------------
                                                                               Adjustments
                                                    -------------------------------------------------------------------
                                        As           Lease         Accounts
                                    previously      accrual        payable       Inventory       Vendor                     As
                                    reported*     adjustments    adjustments       loads       allowances      Other     restated
                                    ------------------------------------------------------------------------------------------------
Sales                                  $7,639             $-          $   -         $   -            $-           $-         $7,639
Cost of sales, buying
   and occupancy                       $7,016             $3            $10           ($9)          ($8)          $9         $7,021
                                    ------------------------------------------------------------------------------------------------
Gross margin                             $623            ($3)          ($10)           $9            $8          ($9)          $618
Selling, general and
   administrative expenses             $1,791            $ -             $-            $1            $-         ($22)        $1,770

Operating (loss) income               ($1,163)           ($3)          ($10)           $8            $8          $13       ($1,147)

Reorganization items, net                $265             $-             $-            $-            $-           $9           $274

                                    ------------------------------------------------------------------------------------------------
Net (loss) income                     ($1,449)           ($3)          ($10)           $8            $8           $4       ($1,442)
                                    ================================================================================================
Basic/Diluted (loss) earnings per
   common share                        ($2.88)          $0.00        ($0.02)         $0.01         $0.01        $0.01       ($2.87)
                                    ================================================================================================



* - As previously reported in the Form 10-Q for the quarter ended May 1, 2002 filed on June 14, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)




                                                                       13 Weeks Ended May 2, 2001
                                    ------------------------------------------------------------------------------------------------
                                                                               Adjustments
                                                    -------------------------------------------------------------------
                                          As           Lease         Accounts
                                      previously      accrual        payable       Inventory       Vendor                     As
                                      reported**    adjustments    adjustments       loads       allowances     Other      restated
                                    ------------------------------------------------------------------------------------------------
Sales                                    $8,337           $-           $-            $-            $-           $-        $8,337
Cost of sales, buying
   and  occupancy                        $6,834           $1           $5           ($15)         ($41)        ($5)       $6,779
                                    ------------------------------------------------------------------------------------------------
Gross margin                             $1,503          ($1)         ($5)           $15           $41          $5        $1,558
Selling, general and
   administrative expenses               $1,712           $-           $-            $1            $-          ($19)      $1,694

Operating (loss) income                   ($248)         ($1)         ($5)           $14           $41          $24      ($175)

(Benefit from) provision for
    Income taxes                          ($109)          $-          ($2)           $5            $15          $9       ($82)
                                    ------------------------------------------------------------------------------------------------
Net (loss) income                         ($233)         ($1)         ($3)           $9            $26          $15      ($187)
                                    ================================================================================================
Basic/Diluted (loss) earnings per
   common share                          ($0.48)          $-           $-            $0.02         $0.05        $0.03    ($0.38)
                                    ================================================================================================


         The following is a summary of the effects of the restatement on our unaudited Condensed Consolidated Balance Sheets for all amounts that changed by 5% or more for the periods ended May 1, 2002, May 2, 2001 and January 30, 2002, respectively.

                                                               As
                                                           Previously             As
                                                            Reported           Restated
                                                          --------------     --------------
May 1, 2002*
  Other long-term liabilities                                    $87              $140
  Accumulated deficit                                          ($188)            ($410)

May 2, 2001**
  Other assets and deferred charges                             $473              $543
  Other long-term liabilities                                   $828              $877

January 30, 2002***
  Accounts payable                                              $103               $89
  Accrued payroll and other liabilities                         $378              $420
  Other long-term liabilities                                    $79              $132
  Retained earnings                                           $1,261            $1,032

* - As previously reported in the Form 10-Q for the quarter ended May 1, 2002 filed on June 14, 2002.
**  - As previously reported in the Form 10-Q/A for the quarter ended May 2,
      2001 filed on June 12, 2002.
*** - As previously reported in the Form 10-K for the fiscal year ended January
      30, 2002 filed on May 15, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS DESCRIBED BELOW

         The following table segregates non-comparable items from operating income as reported in the unaudited Condensed Consolidated Statements of
Operations:


                                                                       (as restated)
                                                                  ----------------------
                                                                      13 Weeks Ended
                                                                  ----------------------
                                                                   May 1,       May 2,
                                                                    2002         2001
                                                                  ---------    ---------

    Sales                                                         $  7,639     $  8,337

    Cost of sales, buying and occupancy                              6,245        6,779
                                                                  ---------    ---------

    Gross margin                                                     1,394        1,558

    Selling, general and administrative                              1,770        1,694

    Equity income (loss) in unconsolidated subsidiaries                  5          (16)
                                                                  ---------    ---------

    Operating loss before non-comparable items                        (371)        (152)

    Non-comparable items:
       Charge for employee severance and VERP                            -           23
       Accelerated depreciation                                         18            -
       2002 inventory markdowns                                        758            -
                                                                  ---------    ---------

    Operating loss as reported                                    $ (1,147)    $   (175)
                                                                  =========    =========

    Same-store sales %                                               (8.8%)        1.9%
    Same-store sales %, excluding liquidation sales                 (11.7%)         N/A



         Management uses operating loss before non-comparable items, among other metrics, to measure operating performance. It supplements and is not intended to represent a measure of performance in accordance with disclosures required by accounting principles generally accepted in the United States.

         The following discussion and analysis excludes non-comparable items. See the table above for a reconciliation to reported amounts and the section titled Description of non-comparable items described below. Prior to the restatement, and after adjustment for non-comparable items, the previously reported amounts for gross margin, as a percentage of sales were 18.3% and 18.0% for the 13 weeks ended May 1, 2002 and May 2, 2001, respectively; Selling, general and administrative expenses ("SG&A"), as a percentage of sales, were 23.4% and 20.5% for the 13 weeks ended May 1, 2002 and May 2, 2001, respectively; and Operating loss, as a percentage of sales, were (5.1%) and (2.7%) for the 13 weeks ended May 1, 2002 and May 2, 2001, respectively.

         Same-store sales and total sales decreased (8.8%) and (8.4%), respectively, for the 13 weeks ended May 1, 2002. The decrease in same-store sales and total sales is primarily due to poor in-stock levels and negative customer perception due to the bankruptcy filing. Same-store sales include sales of all stores open, that have been open for greater than 13 full months.

         Gross margin decreased $164 to $1,394, for the 13 weeks ended May 1, 2002, from $1,558 for the 13 weeks ended May 2, 2001. The decrease in gross margin is attributable to the decrease in total sales in fiscal 2002 as compared to fiscal 2001.

         Gross margin, as a percentage of sales, decreased to 18.2% for the 13 weeks ended May 1, 2002, from 18.7% for the 13 week period ended May 2, 2001. The decrease in gross margin rate is attributable to decreased vendor allowances due to erosion in supplier confidence brought on by the effects of the bankruptcy filing and reduced retail pricing as a result of competitive pressures partially offset by decreased sales, as a percent of total sales, of food and consumables, which carry lower margins, and to a shift from clearance sales to regular sales.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



         Selling, general and administrative expenses ("SG&A"), which includes advertising costs (net of co-op recoveries of $69 in fiscal 2002 and $92 in fiscal 2001) increased $76 for the 13 weeks ended May 1, 2002 to $1,770, or 23.2% of sales, from $1,694, or 20.3% of sales, for the 13 weeks ended May 2, 2001. The increase of $76 is due primarily to severance and contractual obligations, increased bonus accruals, utility rate increases, decreased co-op recoveries due to the erosion in supplier confidence brought on by the effect of the bankruptcy filing and increased expenses for general liability claims, partially offset by the elimination of our previous year customer service bonus program for our store associates.

         Operating loss for the 13 weeks ended May 1, 2002 was ($371), or (4.9%) of sales, as compared to operating loss of ($152), or (1.8%) of sales, for the same period of the prior year. The increase in operating loss is attributable to lower sales, decreased gross margin rate and increased SG&A expenses as discussed above.

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

         Effective income tax rate was (0.8%) and (31.8%) for the 13 weeks ended May 1, 2002 and May 2, 2001, respectively. The decrease in the effective income tax benefit rate is due to a valuation allowance established for deferred tax assets which we may not be able to utilize in future years. See Note 15 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A. The $12 tax benefit recorded in the first quarter of fiscal 2002 relates primarily to amounts now refundable to Kmart as a result of the Job Creation and Worker Assistance Act of 2002 which was enacted in the first quarter of fiscal 2002.

LIQUIDITY AND FINANCIAL CONDITION

         Shortly after the Petition Date, in conjunction with our filing under Chapter 11, we entered into a $2 billion debtor-in-possession financing facility ("DIP Credit Facility"). On the Petition Date, the Court gave interim approval authorizing borrowings up to $1.15 billion of the DIP Credit Facility for the payment of certain pre-petition claims and the funding of working capital and other general operating needs. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility. The DIP Credit Facility is a revolving credit facility under which Kmart is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded superpriority claim status in the Chapter 11 case and is collateralized by first liens on substantially all of the Debtors' assets (subject to valid and unavoidable prepetition liens and certain other permitted liens) and provides that proceeds be used for working capital needs and other general corporate purposes. The DIP Credit Facility requires that we maintain certain financial covenants and restrict liens, indebtedness, capital expenditures, dividend payments and sale of assets. As of May 1, 2002 we were in compliance with the DIP Credit Facility financial covenants. Following the Petition Date, we have utilized cash flows from operations and the DIP Credit Facility as our primary sources of working capital. As of May 1, 2002 we had utilized $335 of the DIP Credit Facility for letters of credit issued for ongoing import purchasing operations, contractual and regulatory purposes. Total availability under the DIP Credit Facility as of May 1, 2002 is $1.56 billion.

         As of May 1, 2002 there were $400 and $664 borrowings outstanding under our $400 credit facility and $1.1 billion credit facility, respectively. These borrowings are included in Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of May 1, 2002. There were no borrowings outstanding under our DIP Credit Facility as of May 1, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



         Net cash provided by operating activities for the 13 weeks ended May 1, 2002 was $1,020 as compared to net cash used for operating activities of $278 for the same period in 2001. The increase in cash provided by operating activities as compared to the same period of the prior year was primarily the result of an increase in accounts payable, partially offset by lower net earnings, excluding non-comparable items. The increase in accounts payable is attributable to the bankruptcy filing as pre-petition indebtedness was stayed. As we have been purchasing inventory since the bankruptcy filing, we expect our accounts payable and related cash needs to return to more historical levels.

         Net cash used for investing activities was $52 for the 13 weeks ended May 1, 2002 compared to $277 for the same period in 2001. The decrease in cash used for investing activities was primarily due to restrictions on capital expenditures mandated by our DIP Credit Facility.

         Net cash used for financing activities was $396 for the 13 weeks ended May 1, 2002 compared to net cash provided by financing activities of $569 for the comparable period in 2001. The decrease in cash provided by financing activities in fiscal 2002 as compared to fiscal 2001 is primarily attributable to the bankruptcy filing. As of the Petition Date, pre-petition indebtedness was stayed resulting in substantial increases in cash balances in the first quarter of fiscal 2002. In the first quarter of fiscal 2002 we were able to pay off $347 in borrowings outstanding at fiscal year end 2001 under our credit facilities. In contrast, during the first quarter of fiscal 2001, we borrowed $592 under our $1.6 billion credit facility to finance our operations.

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

         This liquidity section of MD&A should be read in conjunction with the Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 30, 2002, filed with the SEC on December 23, 2002.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



REORGANIZATION ITEMS, NET

         Reorganization items represent amounts we incurred as a result of the Chapter 11 and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 weeks ended May 1, 2002, the following have been recorded:

              2002 store closings                                   $ 228
              Professional fees                                        38
              Employee costs                                           26
              Sale of pharmacy lists                                  (17)
              Settlement of pre-petition liabilities                   (5)
              Interest income                                          (4)
              Other                                                     8
                                                                 --------
              Total                                                 $ 274
                                                                 ========

         The following paragraphs provide additional information relating to costs that were recorded in the line Reorganization items, net in our unaudited Consolidated Statement of Operations for the 13 week period ended May 1, 2002:

2002 store closings

         On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. As a result of our decision to close the 283 stores we charged to our closed store reserve $228 for lease terminations and other costs and reclassified $144 of capital lease obligations to the closed store reserve. The closed store reserve is included in the line Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of May 1, 2002. The reserve for estimated costs was recorded in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). During the period that the stores remained open for business, rent and other costs of operations continue to be reflected in our operating expenses. In the first quarter of fiscal 2002, there were no payments charged to the reserve, see Note 11.

Professional fees

        In the first quarter of fiscal 2002, we recorded $38 for professional fees. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

Employee costs

         In March 2002, we received Court approval to implement our Key Employee Retention Plan ("KERP") which provides cash incentives and certain benefits to key members of our salaried management team. The KERP is expected to encourage employees to continue their employment with Kmart through the reorganization process. In the first quarter of fiscal 2002, we recorded a charge of $26 for the KERP and retention bonuses for associates in our 283 stores that were closed. There were no payments charged to the reserve during the first quarter of fiscal 2002.
Settlement of pre-petition claims

         We recorded a gain of $5 representing the difference between the settlement value of certain pre-petition obligations and their recorded allowable claims.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



Other reorganization items

         We recorded a gain of $17 for the sale of pharmacy lists and $4 for interest income earned on excess cash balances. We also recorded a charge of $8 for other miscellaneous reorganization items.

INTERNAL INVESTIGATION - DEVELOPMENTS SINCE FILING OF 2001 FORM 10-K AND ORIGINAL FORM 10-Q

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

Vendor Allowance Matters

         Premature Recognition of Vendor Allowances

         Since the filing of our Original 2001 10-K we became aware of documents that indicated that there were certain vendor allowance transactions prematurely recorded in our fiscal year 2000 fourth quarter financial statements that required investigation. We also determined that such early recognition of vendor allowances occurred in other prior fiscal periods, although the impact of these transactions on our financial statements was less significant. We described the effect of these items in our Form 10-Q for the thirteen week period ended July 31, 2002 that we filed with the SEC on September 16, 2002. In addition, we recently became aware of allowances received from a vendor aggregating $14, which had previously been recognized in our fiscal year 2000 financial statements and that we have determined should more appropriately have been recognized over the five-year life of the contract that we entered into with this vendor.

         It is important to note that although we have conducted all procedures we deemed reasonable under the circumstances to identify and quantify vendor allowances that were prematurely recorded, and which were restated to correct and record such allowances in the appropriate period, there can be no assurance that we have captured all of such allowance transactions. Furthermore, we believe that our ability to accurately identify prematurely recorded allowance transactions diminishes with the passage of time. We have taken actions to strengthen our internal controls concerning vendor allowance transactions and we have restated our prior period financial statements for these adjustments.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


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

Inventory Matters

         Following the filing of the Original 2001 10-K and in response to inquiries from the staff of the SEC, we have conducted an internal inventory quality review with respect to our 1999, 2000 and 2001 fiscal years. We continue to believe, following the conclusion of this review, that our inventory balances during these periods were, in all material respects, appropriately valued at the lower of cost or market and that, therefore, our financial statements require no adjustment for inventory quality matters. However, we have provided the following additional information with respect to our historical inventory markdown and reserve practices so as to enhance a reader's understanding of our financial statements as presented in Management's Discussion and Analysis in the Original 2001 10-K and to be contained in Amendment No. 1 to our Annual Report on Form 10-K/A for our fiscal year ended January 30, 2002, to be filed with the SEC on January 14, 2003.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



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

         2001 Clearance Markdowns

         As indicated in our Original 2001 10-K, inventory valuation is considered to be one of our critical accounting policies as significant judgments and estimates are required in determining merchandise markdowns, among other reasons. A number of factors are considered in determining the timing and amount of merchandise markdowns including rate of product sell-through, projected future demand, and market conditions and weather conditions. The timing of such decisions may have a significant effect on quarterly financial results.

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

OTHER MATTERS

         Contingent Liabilities

         As of May 1, 2002, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition; (ii) contingent liability under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $79 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance by the parties whose obligations we guarantee and are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)



         As of May 1, 2002, our outstanding guarantees for real property leases of The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc. were as follows:

                                            Present Value of
                                              Future Lease           Gross Future
                                            Obligations @ 7%       Lease Obligations
                                        ---------------------    ---------------------

The Sports Authority, Inc.                      $   180              $   305
Borders Group, Inc.                                  87                  147
OfficeMax, Inc.                                      64                   94
                                               ---------            ---------

Total                                           $   331              $   546
                                               =========            =========




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

         Our key brand partners will continue to be a key element in our merchandising and marketing initiatives. As a result, decline in the demand for our key brands or their failure to achieve or maintain broad market acceptance, could have a material effect on our results of operations.

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






                          Date:                 January 14, 2003
                                                 Kmart Corporation
                                  ----------------------------------------------
                                                   (Registrant)



                          By:              /s/ James B. Adamson
                                  ----------------------------------------------
                                               James B. Adamson
                                        CHAIRMAN OF THE BOARD AND CHIEF
                                               EXECUTIVE OFFICER
                                         (Principal Executive Officer)

                                              /s/ A. A. Koch
                                  ----------------------------------------------
                                                  A. A. Koch
                                            CHIEF FINANCIAL OFFICER
                                         (Principal Financial Officer)

                                          /s/ Richard J. Noechel
                                  ----------------------------------------------
                                              Richard J. Noechel
                                              VICE PRESIDENT AND
                                                  CONTROLLER
                                        (Principal Accounting Officer)

                                 CERTIFICATIONS

CEO Certification

I, James B. Adamson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Kmart
        Corporation;

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

     Date: January 14, 2003

/s/ James B. Adamson
-------------------------
James B. Adamson
Chairman of the Board and
Chief Executive Officer

CFO Certification

I, Albert A. Koch, certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of Kmart Corporation;

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

      Date: January 14, 2003


/s/ Albert A. Koch
--------------------------
Albert A. Koch
Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.                          DESCRIPTION


 99.1                CEO Certification pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

 99.2                CFO Certification pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.