Form 10-Q/A
period 2002-07-31
KMART CORP
filed 2003-01-14
CIK 56824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2002
                               -------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

Commission File No. 1-327
                    -----

                                KMART CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


                 Michigan                               38-0729500
--------------------------------------------       -----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

3100 West Big Beaver Road - Troy, Michigan                  48084
--------------------------------------------       -----------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (248) 463-1000
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

                              Yes      X       No
                                   ---------       -------

As of August 28, 2002, 502,471,545 shares of Common Stock of Kmart Corporation were outstanding.

                                      INDEX

PART I          FINANCIAL INFORMATION                                                            PAGE
------          ---------------------                                                            ----
Item 1.         Financial Statements

                Condensed Consolidated Statements of Operations --
                (Unaudited) (Restated) 13 and 26 weeks
                ended July 31, 2002 and August 1, 2001                                           4

                Condensed Consolidated Balance Sheets --
                (Unaudited) (Restated) July 31, 2002, August
                1, 2001 and January 30, 2002                                                     5

                Condensed Consolidated Statements of Cash Flows --
                (Unaudited) (Restated) 26 weeks ended July
                31, 2002 and August 1, 2001                                                      6

                Notes to Condensed Consolidated Financial                                        7-27
                Statements (Unaudited)

Item 2.         Management's Discussion and Analysis of Results of Operations and                28-47
                Financial Condition

Item 3.         Quantitative and Qualitative Disclosures about Market Risk                        48

Item 4.         Controls and Procedures                                                           49

PART II         OTHER INFORMATION
-------         -----------------


Item 3.         Defaults Upon Senior Securities                                                   50

Item 5.         Other Information                                                                 50

Item 6.         Exhibits and Reports on Form 8-K                                                 50-51

                Signatures                                                                        52

                Certifications                                                                   53-54


                                EXPLANATORY NOTE

         The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the unaudited financial statements of Kmart Corporation and its subsidiaries ("Kmart," "we," "us" or "our") for the 13 and 26 week periods ended July 31, 2002 and prior periods presented to reflect certain adjustments identified as a result of our ongoing review of our accounting practices and procedures and to correspondingly modify related disclosures. Certain of these adjustments were identified as out-of-period adjustments during the preparation of Kmart's Quarterly Report on Form 10-Q for the third quarter ended October 30, 2002, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, filed with the Securities and Exchange Commission ("SEC") on September 16, 2002. Upon review of the aggregate impact of these adjustments, Kmart concluded that restating our historical financial statements was appropriate, because the aggregate impact was material to the current estimate of our fiscal year 2002 results. This Amendment No. 1 to our Quarterly Report on Form 10-Q/A should be read in conjunction with Amendment No. 1 to our Annual Report on Form 10-K/A for our fiscal year ended January 30, 2002, to be filed with the SEC on January 14, 2003.

         We have amended and restated in its entirety each Item of our Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 31, 2002 to reflect these adjustments. Except as otherwise expressly noted herein, this Amendment No. 1 to Quarterly Report on Form 10-Q/A does not reflect events occurring after the September 16, 2002 filing of our Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 31, 2002 or modify or update the disclosures set forth in that Quarterly Report on Form 10-Q in any way, except as required to reflect the effects of the restatement of our financial statements for the 13 and 26 week periods presented or deemed necessary in connection with the completion of restated financial statements.

         The Items of our Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 31, 2002 which are amended and restated herein are:

1.       Part I, Item 1 - Financial Statements, has been restated.

2. Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, has been revised.

3. The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 have been refiled.

4. The certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 have been refiled as Exhibits.

         The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 31, 2002 in the form filed with the SEC on September 16, 2002. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing. All information contained in this Amendment No. 1 to Quarterly Report on Form 10-Q/A is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the original filing of the Quarterly Report on Form 10-Q, including but not limited to our Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 30, 2002.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                            (AS RESTATED - SEE NOTE 1)
                                                                                 ---------------------------------------------------
                                                                                     13 WEEKS ENDED             26 WEEKS ENDED
                                                                                 -----------------------     -----------------------
                                                                                 JULY 31,      AUGUST 1,     JULY 31,      AUGUST 1,
                                                                                   2002          2001          2002          2001
                                                                                 --------      --------      --------      --------
Sales                                                                            $  7,519      $  8,917      $ 15,158      $ 17,254
Cost of sales, buying and occupancy                                                 6,204         7,209        13,225        13,988
                                                                                 --------      --------      --------      --------

Gross margin                                                                        1,315         1,708         1,933         3,266
Selling, general and administrative expenses                                        1,607         2,021         3,377         3,715
Equity income (loss) in unconsolidated subsidiaries                                    14            (8)           19           (24)
Charges for BlueLight.com and other                                                    15            92            15           115
                                                                                 --------      --------      --------      --------

Loss before interest, reorganization items, income taxes and dividends
   on convertible preferred securities of subsidiary trust                           (293)         (413)       (1,440)         (588)
Interest expense, net (contractual interest for 13 and 26 weeks
   ended July 31, 2002 was $100 and $202, respectively)                                32            88            65           171
Reorganization items, net                                                               4             -           278             -
Income tax benefit                                                                      -          (153)          (12)         (235)
Dividends on convertible preferred securities of subsidiary trust, net of income taxes of $0, $6, $0 and $12, respectively (contractual dividend for 13
   and 26 weeks ended July 31, 2002 was $18 and $35 net of tax, respectively)           -            12             -            23
                                                                                 --------      --------      --------      --------

Net loss from continuing operations                                                  (329)         (360)       (1,771)         (547)

Gain from discontinued operations                                                      36             -            36             -
                                                                                 --------      --------      --------      --------

Net loss                                                                         $   (293)     $   (360)     $ (1,735)     $   (547)
                                                                                 ========      ========      ========      ========

Basic/Diluted loss per common share from continuing operations                   $  (0.65)     $  (0.73)     $  (3.52)     $  (1.12)

Basic/Diluted gain per common share from discontinued operations                     0.07             -          0.07             -
                                                                                 --------      --------      --------      --------

Basic/Diluted loss per common share                                              $  (0.58)     $  (0.73)     $  (3.45)     $  (1.12)
                                                                                 ========      ========      ========      ========


Basic/Diluted weighted average shares (millions)                                    502.7         490.6         502.8         489.6

     See accompanying Notes to Condensed Consolidated Financial Statements.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                                         (AS RESTATED-SEE NOTE 1)
                                                                                   ------------------------------------
                                                                                        (UNAUDITED)
                                                                                   -----------------------
                                                                                   JULY 31,      AUGUST 1,  JANUARY 30,
                                                                                     2002          2001         2002
                                                                                   --------      --------     --------
ASSETS

Current Assets
    Cash and cash equivalents                                                      $  1,003      $    420     $  1,245
    Merchandise inventories                                                           5,284         6,825        5,796
    Other current assets                                                                618           718          800
                                                                                   --------      --------     --------
TOTAL CURRENT ASSETS                                                                  6,905         7,963        7,841

Property and equipment, net                                                           5,866         6,797        6,093
Other assets and deferred charges                                                       247           516          249
                                                                                   --------      --------     --------
TOTAL ASSETS                                                                       $ 13,018      $ 15,276     $ 14,183
                                                                                   ========      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Long-term debt due within one year                                              $      -      $    116     $      -
   Accounts payable                                                                   1,438         2,489           89
   Accrued payroll and other liabilities                                                653         1,235          420
   Taxes other than income taxes                                                        244           261          143
                                                                                   --------      --------     --------
TOTAL CURRENT LIABILITIES                                                             2,335         4,101          652

Long-term debt and notes payable                                                          -         2,980          330
Capital lease obligations                                                               682           902          857
Other long-term liabilities                                                             175           968          132
                                                                                   --------      --------     --------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE                                           3,192         8,951        1,971

LIABILITIES SUBJECT TO COMPROMISE                                                     7,445             -        8,093

Company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 7 3/4% convertible junior subordinated debentures of Kmart (redemption value
    $898, $898 and $898, respectively)                                                  889           887          889
Common stock, $1 par value, 1,500,000,000 shares authorized;
    502,659,192, 496,962,413 and 503,294,515 shares outstanding,
    respectively                                                                        503           497          503
Capital in excess of par value                                                        1,694         1,670        1,695
(Accumulated deficit) retained earnings                                                (705)        3,271        1,032
                                                                                   --------      --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 13,018      $ 15,276     $ 14,183
                                                                                   ========      ========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)
                                   (UNAUDITED)

                                                                               (AS RESTATED-SEE NOTE 1)
                                                                               ------------------------
                                                                                    26 WEEKS ENDED
                                                                               ------------------------
                                                                               JULY 31,       AUGUST 1,
                                                                                 2002            2001
                                                                               -------         -------
Cash Flows From Operating Activities
      Net loss                                                                 $(1,735)        $  (547)
      Adjustments to reconcile net loss to net cash provided by
         (used for) operating activities:
                Gain from discontinued operations                                  (36)              -
                Restructuring, impairments and other charges                       827             115
                Reorganization items, net                                          278               -
                Depreciation and amortization                                      375             413
                Equity (income) loss in unconsolidated subsidiaries                (19)             24
                Dividends received from Meldisco                                    45              51
                Changes in Operating Assets and Liabilities:
                  Increase in inventories                                         (156)           (469)
                  Increase in accounts payable                                     703             287
                  Deferred income taxes and taxes payable                          (10)           (225)
                  Other assets                                                      84             202
                  Other liabilities                                                123             100
                Cash used for store closings and other charges                    (131)           (105)
                                                                               -------         -------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                               348            (154)
                                                                               -------         -------

NET CASH USED FOR REORGANIZATION ITEMS                                             (50)              -
                                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                        (126)           (651)
      Investment in BlueLight.com                                                    -             (45)
                                                                               -------         -------
NET CASH USED FOR INVESTING ACTIVITIES                                            (126)           (696)
                                                                               -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of debt                                                 -           1,194
      Payments on debt                                                            (349)           (273)
      Debt issuance costs                                                          (30)             (3)
      Payments on capital lease obligations                                        (35)            (41)
      Payments of dividends on preferred securities of subsidiary trust              -             (36)
      Issuance of common shares                                                      -              28
                                                                               -------         -------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                              (414)            869
                                                                               -------         -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (242)             19
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     1,245             401
                                                                               -------         -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,003         $   420
                                                                               =======         =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

1.       RESTATEMENT OF CURRENT AND PRIOR PERIODS

                  As part of the review and preparation of the Quarterly Report on Form 10-Q for the third quarter ended October 30, 2002, Kmart Corporation and its subsidiaries ("Kmart," "we," "us" or "our") identified certain adjustments that were recorded out-of-period, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002 filed with the Securities and Exchange Commission ("SEC") on September 16, 2002. Upon review of the aggregate impact of the new, as well as the previously disclosed and recorded adjustments, we concluded that restating our historical financial statements was appropriate because the aggregate impact was material to the current estimate our 2002 fiscal year results.

                  The tables below show the results of the restatements on reported results for the 13 and 26 week periods presented in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A, which relate primarily to:

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                  The summary of the effects of the restatement on the 13 and 26 week periods ended July 31, 2002 and August 1, 2001 are presented in the tables below.



                                                                       13 Weeks Ended July 31, 2002
                                     -----------------------------------------------------------------------------------------------
                                                                            Adjustments
                                                 -------------------------------------------------------------------
                                            As          Lease         Accounts
                                        previously     accrual         payable       Inventory       Vendor                   As
                                         reported*    adjustments    adjustments       loads       allowances     Other     restated
                                     -----------------------------------------------------------------------------------------------
Sales                                     $7,519          $-              $-             $-            $-           $-       $7,519
Cost of sales, buying
   and occupancy                          $6,226         ($5)            $16           ($27)          ($2)         ($4)      $6,204
                                     -----------------------------------------------------------------------------------------------
Gross margin                              $1,293          $5            ($16)           $27            $2           $4       $1,315
Selling, general and administrative
   expenses                               $1,644          $-              $-           ($22)           $-         ($15)      $1,607
Operating (loss) income                    ($352)         $5            ($16)           $49            $2          $19        ($293)
Reorganization items, net                    $13          $-              $-            $ -            $-          ($9)          $4
Net (loss) income from continuing
   operations                              ($397)         $5            ($16)           $49            $2          $28        ($329)
Gain from discontinued operations
                                             $20          $-             $-             $ -            $-          $16          $36
                                     -----------------------------------------------------------------------------------------------
Net (loss) income                          ($377)         $5           ($16)            $49            $2          $44        ($293)
                                     ===============================================================================================
Basic/Diluted (loss) earnings from
   continuing operations                  ($0.79)      $0.01          ($0.03)         $0.10            $-        $0.06       ($0.65)
Basic/Diluted gain from discontinued
   operations                              $0.04          $-              $-             $-            $-        $0.03        $0.07
                                     -----------------------------------------------------------------------------------------------
Basic/Diluted (loss) earnings per
   common share                           ($0.75)       $0.01         ($0.03)         $0.10            $-        $0.09       ($0.58)
                                     ===============================================================================================



                                                                         26 Weeks Ended July 31, 2002
                                     -----------------------------------------------------------------------------------------------
                                                                               Adjustments
                                                     -----------------------------------------------------------------
                                           As          Lease        Accounts
                                       previously     accrual        payable         Inventory       Vendor                   As
                                       reported*    adjustments    adjustments         loads       allowances     Other    restated
                                     -----------------------------------------------------------------------------------------------
Sales                                    $15,158          $-              $-             $-            $-           $-      $15,158
Cost of sales, buying
   and occupancy                         $13,242         ($2)            $26           ($35)          ($9)          $3      $13,225
                                     -----------------------------------------------------------------------------------------------
Gross margin                              $1,916          $2            ($26)           $35            $9          ($3)      $1,933
Selling, general and administrative
   expenses                               $3,435          $-              $-           ($21)           $-         ($37)      $3,377
Operating (loss) income                  ($1,515)         $2            ($26)           $56            $9          $34      ($1,440)
Net (loss) income continuing
operations                               ($1,846)         $2            ($26)           $56            $9          $34      ($1,771)
Gain from discontinued
   operations                                $20          $-              $-             $-            $-          $16          $36
                                     -----------------------------------------------------------------------------------------------
Net (loss) income                        ($1,826)         $2            ($26)           $56            $9          $50      ($1,735)
                                     ===============================================================================================
Basic/Diluted (loss) earnings from
   continuing operations                  ($3.67)         $-          ($0.05)         $0.11         $0.02        $0.07       ($3.52)
Basic/Diluted gain from
   discontinued operations                 $0.04          $-              $-             $-            $-        $0.03        $0.07
                                     -----------------------------------------------------------------------------------------------
Basic/Diluted (loss) earnings per
   common share                           ($3.63)         $-          ($0.05)         $0.11         $0.02        $0.10       ($3.45)
                                     ===============================================================================================

* - As previously reported on Form 10-Q for the quarter ended July 31, 2002 filed on September 16, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


                                                                      13 Weeks Ended August 1, 2001
                                     -----------------------------------------------------------------------------------------------
                                                                               Adjustments
                                                    -------------------------------------------------------------------
                                            As           Lease         Accounts
                                        previously      accrual        payable       Inventory      Vendor                     As
                                        reported**    adjustments    adjustments       loads      allowances      Other     restated
                                     -----------------------------------------------------------------------------------------------
Sales                                     $8,917          $-            $  -             $-           $ -          $ -       $8,917
Cost of sales, buying
   and occupancy                          $7,253          $1             $11            ($6)         ($24)        ($26)      $7,209
                                     -----------------------------------------------------------------------------------------------
Gross margin                              $1,664         ($1)           ($11)            $6           $24          $26       $1,708
Selling, general and
   administrative expenses                $2,004          $-              $-             $1            $-          $16       $2,021

Operating (loss) income                    ($440)        ($1)           ($11)            $5           $24          $10        ($413)

(Benefit from) provision for
  Income taxes                             ($163)         $-             ($4)            $2            $9           $3        ($153)
                                     -----------------------------------------------------------------------------------------------
Net (loss) income                          ($377)        ($1)            ($7)            $3           $15           $7        ($360)
                                     ===============================================================================================
Basic/Diluted (loss) earnings per
   common share                           ($0.77)         $-          ($0.01)         $0.01         $0.03        $0.01       ($0.73)
                                     ===============================================================================================




                                                                      26 Weeks Ended August 1, 2001
                                     -----------------------------------------------------------------------------------------------
                                                                               Adjustments
                                                    -------------------------------------------------------------------
                                           As           Lease         Accounts
                                       previously      accrual        payable        Inventory       Vendor                    As
                                        reported**   adjustments    adjustments        loads       allowances     Other     restated
                                     -----------------------------------------------------------------------------------------------
Sales                                    $17,254          $-              $-             $-            $-           $-      $17,254
Cost of sales, buying
   and occupancy                         $14,087          $2             $15           ($21)         ($64)        ($31)     $13,988
                                     -----------------------------------------------------------------------------------------------
Gross margin                             $ 3,167         ($2)           ($15)           $21           $64          $31       $3,266
Selling, general and
   administrative expenses               $ 3,716          $-              $-             $2            $-          ($3)      $3,715

Operating (loss) income                    ($688)        ($2)           ($15)           $19           $64          $34        ($588)

(Benefit from) provision for
   income taxes                            ($272)        ($1)            ($5)            $7           $23          $13        ($235)
                                     -----------------------------------------------------------------------------------------------
Net (loss) income                          ($610)        ($1)           ($10)           $12           $41          $21        ($547)
                                     ===============================================================================================
Basic/Diluted (loss) earnings per
   common share                           ($1.25)         $-          ($0.02)         $0.03         $0.08        $0.04       ($1.12)
                                     ===============================================================================================


         ** - As previously reported on Form 10-Q/A for the quarter ended
              August 1, 2001 filed on June 12, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)



         The following is a summary of the effects of the restatement on our unaudited Consolidated Balance Sheets for all amounts that changed by 5% or more for the periods ended July 31, 2002, August 1, 2001 and January 30, 2002, respectively.

                                                        As
                                                    previously            As
                                                     reported         restated
                                                --------------     -------------
July 31, 2002*
  Other long-term liabilities                          $127              $175
  Accumulated deficit                                 ($565)            ($705)

August 1, 2001**
  Other assets and deferred charges                    $447              $516
  Other long-term liabilities                          $920              $968

January 30, 2002***
  Accounts payable                                     $103               $89
  Accrued payroll and other liabilities                $378              $420
  Other long-term liabilities                           $79              $132
  Retained earnings                                  $1,261            $1,032


         * - As previously reported in the Form 10-Q for the quarter ended
             July 31, 2002 filed on September 16, 2002.
         ** - As previously reported in the Form 10-Q/A for the quarter ended
              August 1, 2001 filed on June 12, 2002.
         *** - As previously reported in the Form 10-K for the fiscal year ended
               January 30 , 2002 filed on May 15, 2002.

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)



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

                  These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the 26 week period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the 2002 fiscal year ending January 29, 2003. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto included in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 30, 2002, to be filed with the SEC on January 14, 2002.

         Reclassifications

                  Certain reclassifications of prior period financial statements have been made to conform to the current interim period presentation.

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to interest expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. The provisions of SFAS No. 143 will be effective for our fiscal year beginning January 30, 2003. We have not yet determined the impact, if any, of the adoption of SFAS No. 143.

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

                  On September 11, 2002, the United States Trustee filed an amended notice of appointment for the official committee of financial institutions pursuant to which two holders of Kmart's bond debt were added to the financial institutions committee. These holders, ESL Investments and Third Avenue Value Fund, have indicated to us that they have acquired a significant amount of our pre-petition balance sheet debt and are actively participating in the statutory committee process and the Chapter 11 cases.

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

                  At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our financial position, business, various creditors and security holders or when, or if, we are able to emerge from Chapter 11.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)



5.       2002 COST REDUCTION INITIATIVE

                  On August 19, 2002, we announced a cost reduction initiative aimed at realigning our organization to reflect our current business needs following the completion of the 283 store closures. We eliminated approximately 400 positions at our corporate headquarters and approximately 50 positions nationally that provide corporate support. As a result of the job eliminations we recorded a charge of $15. The charge includes severance, outplacement services and continuation of healthcare benefits in accordance with the severance plan provisions of our Key Employee Retention Plan ("KERP"), which was approved by the Court in March 2002. This charge is included in Charges for BlueLight.com and other in our unaudited Condensed Consolidated Statements of Operations.

6.       DISCONTINUED OPERATIONS

                  During the second quarter of fiscal year 2002, we recorded a non-cash credit of $36 to reduce reserves for our remaining lease obligations for the Builder's Square, Inc., Hechinger Company, Pace Membership Warehouse, Inc. and Furr's Restaurants locations. The $36 credit primarily relates to adjustments to our estimated allowable claims for the lease obligations.

7.       REORGANIZATION ITEMS, NET

                  Reorganization items, net represent amounts we incurred as a direct result of our Chapter 11 filing and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 and 26 week periods ended July 31, 2002, respectively, the following amounts have been recorded:



                                                               13 Weeks       26 Weeks
                                                                 Ended          Ended
                                                              ----------      ---------
              2002 store closings                                $(10)          $ 218
              Professional fees                                    29              67
              Employee costs                                       37              63
              Settlement of pre-petition liabilities              (29)            (34)
              Sale of pharmacy lists                               (1)            (18)
              Interest income                                      (5)             (9)
              Lease auction                                        (2)             (2)
              Other                                               (15)             (7)
                                                            ----------      ---------
               Reorganization items, net                          $ 4           $ 278
                                                            ==========      =========

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)




         operations of the limited number of stores that were considered to be discontinued operations, based upon both quantitative and qualitative factors, were not considered to be material for separate presentation in the unaudited Condensed Consolidated Statement of Operations.

                  As a result of our conclusion that the 283 stores should be reported in continuing operations, for the 13 and 26 week periods ending July 31, 2002, we recorded ($10) and $218, respectively, for expenses related to store closings in fiscal year 2002 to Reorganization items, net. We charged $228 to the closed store reserve for allowable claims related to lease terminations and other costs and reclassified $144 of capital lease obligations to the closed store reserve during the first quarter of fiscal 2002. During the second quarter of fiscal 2002, we recorded a credit of $10 to adjust our estimated allowable claims. The closed store reserve is included in the line Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of July 31, 2002. The reserve for estimated costs was recorded in accordance with EITF 94-3. See Note 15 for a summary of reserve activity.

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

         Settlement of pre-petition liabilities

                  For the 13 and 26 week periods ended July 31, 2002, we recorded gains of $29 and $34, respectively, representing the difference between the settlement value of certain pre-petition obligations and the amounts recorded for allowable claims, primarily related to lease termination agreements between Kmart and its landlords.

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

                  A pro-rata portion of the guaranteed proceeds of $46 will be recognized into income at either the effective date of the property assignment or termination, when we are informed by the Purchasers of their intention to exclude certain leaseholds from future assignments or terminations, or upon expiration of the designation rights period. At the time we are legally released as the primary obligor under the lease agreement, the allowed claim amount established in connection with the Court's approval of our plan to close and reject the lease will be reversed. Both the income from the sale of the

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


         designation rights and the reversal of the allowed claim amount are reported in the unaudited Condensed Consolidated Statement of Operations as reorganization items.

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

8.       MARKDOWNS FOR INVENTORY LIQUIDATION

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)



                  The following table summarizes the components of the charge for markdowns for inventory liquidation during the 26 week period ended July 31, 2002:

                                                                 Writedown                          Accelerated
                                                               of Inventory                           Markdown
                                                                in the 283       Liquidator             of
                                                                  Closing         fees and         Discontinued
                                                                   Stores         Expenses             SKUs           Total
                                                               -------------    -------------      -------------  -------------
              First Quarter                                           $ 384           $ 108              $ 266         $ 758

              Second Quarter
                 Adjustments for actual selling values                  (36)              -                 54            18
                 Additional fees and expenses                             -               9                  -             9
                                                               -------------    -------------      -------------  -------------
              Total                                                   $ 348           $ 117              $ 320         $ 785
                                                               =============    =============      =============  =============


9.       COMPREHENSIVE LOSS

                  Comprehensive loss represents net loss, adjusted for the effect of other items that are recorded directly to shareholders' equity. In the current quarter we recorded an adjustment to shareholders' equity in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," of $2 to reduce the value of our investment in certain equity securities to current market value. Comprehensive loss and net loss are equivalent for all other periods presented.


10.      INTEREST EXPENSE, NET

                  Interest income of $1 and $2 is included in the line Interest expense, net in the unaudited Condensed Consolidated Statements of Operations for each of the 13 and 26 week periods ended July 31, 2002, respectively. Interest income of $2 and $3 is included in the line Interest expense, net in the unaudited Condensed Consolidated Statements of Operations for each of the 13 and 26 week periods ended August 1, 2001, respectively. Interest income earned as a result of excess cash balances due to the Chapter 11 filing are recorded in the line Reorganization items, net in the unaudited Condensed Consolidated Statements of Operations, see Note 7.

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

11.      RELATED PARTY DISCLOSURE

                  Commencing March 2002, Kmart engaged various services of JA&A Services, a consulting firm, whose Chairman and another Principal hold executive officer positions within Kmart. Specifically, their Chairman, Albert A. Koch, currently serves as our Chief Financial Officer, and another Principal, Edward G. Stenger, currently serves as our Treasurer. For the 13 and 26 week periods ended July 31, 2002, we recorded expenses for such services totaling $7 and $9, respectively. Fees paid to the firm aggregated approximately $1 and $2 for the 13 and 26 week periods ended July 31, 2002, respectively, for services rendered under the consulting agreement. In addition to hourly fees and expenses, JA&A Services will also receive an annual performance fee of 0.75% of EBITDA for each year services are rendered under terms of the agreement.

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

                  The following table summarizes the components of Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheets as of July 31, 2002 and as of January 30, 2002:

                                                                  (as restated -        (as restated
                                                                    see Note 1)        - see Note 1)
                                                                     July 31,           January 30,
                                                                       2002                 2002
                                                                  ----------------     ---------------

                  Debt and notes payable                                   $3,327              $3,346
                  Accounts payable                                          2,493               3,153
                  Closed store reserves                                       731                 484
                  General liability and workers compensation                  288                 312
                  Other liabilities                                           261                 454
                  Pension obligation                                          185                 195
                  Taxes payable                                               160                 149
                                                                  ----------------     ---------------
                     Total liabilities subject to compromise               $7,445              $8,093
                                                                  ================     ===============


                  Following is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through July 31, 2002:


                                                                                                (as restated -
                                                                                                 see Note 1)
                                                                                                 Cumulative
                                                                                               since Petition
                                                                                                     Date
                                                                                             ------------------
Balance, Petition Date                                                                              $8,585
First day court orders authorizing payment of employee wages, benefits and other employee obligations, sales and use taxes and payments to
   critical vendors                                                                                   (833)
Adjustment to general liability and workers compensation accruals                                     (174)
Adjustments to closed store reserves                                                                   107
Revisions to estimated allowed claim amounts                                                           (56)
Court order authorizing payment of additional trade accounts payable                                   (59)
Gain on settlement of pre-petition liabilities                                                         (61)
Other                                                                                                  (64)
                                                                                           ------------------
Balance, end of period                                                                              $7,445
                                                                                           ==================

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


13.      EMPLOYEE SEVERANCE AND VERP

                  During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax), which is included in our unaudited Condensed Consolidated Statement of Operations in the line item Charges for BlueLight.com and other. The charge related to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Of the charge, $19 was reserved for and paid out of our general corporate assets, including benefits for highly-compensated employees accepting the VERP offer, and the remaining $4 was paid out of the Kmart Employee Pension Plan. See Note 15 for a summary of reserve activity.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)



15.      RESTRUCTURING RESERVE ACTIVITY

                  The following table provides information regarding reserve activity during the 26 week periods ended July 31, 2002 and August 1, 2001, respectively, for the fiscal year 2000 strategic actions charge, the fiscal year 2001 employee severance and VERP charge, the fiscal year 2001 BlueLight.com restructuring charge, the fiscal year 2001 supply chain restructuring charge and the fiscal year 2002 store closings charge. Reserves established in connection with the fiscal 2002 store closings charge are comprised of $228 relating to lease rejections. Please refer to Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended January 30, 2002, to be filed with the SEC on January 14, 2002, for a discussion of the 2001 supply chain restructuring and 2000 strategic actions charges. The liabilities aggregated $437 and $185 at July 31, 2002 and August 1, 2001, respectively.

                                                                                 26 Weeks Ended
                                         ------------------------------------------------------------------------------------------
                                                             July 31,                                    August 1,
                                                               2002                                        2001
                                         --------------------------------------------------- --------------------------------------
                                                           2001         2001        2000          2001         2001        2000
                                          2002 store     BlueLight    Supply      Strategic       VERP/      BlueLight   Strategic
                                           Closings       .com         Chain       Actions     Severance      .com        Actions
                                         ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balance, beginning of year                  $    -        $    18    $    11     $     98       $    -       $     -      $   177

Additions charged to operations                 228             -          2            -           19            22            -
Reclassifications                               144             -          -            -            -             -            -
                                         ------------ ------------ ------------ ------------ ------------ ------------ ------------
Total additions                                 372             -          2            -           19            22            -

Reductions:
  Cash payments:
    Lease obligations                            17             -          -            5            -             -           19
    Employee costs                                -             -          5            -           14             -            -
    Contractual obligations                       -             1          -            -            -             -            -
    Other costs                                   -             -          -            -            -             -            -
Non-cash reductions:
    Adjustments                                  14             -          -            2            -             -            -
    Pre-petition liability settlements           15             -          5            -            -             -            -
                                         ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balance, end of period                      $   326       $   17     $     3     $     91       $    5       $    22      $   158
                                         ============ ============ ============ ============ ============ ============ ============





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

                  The following table summarizes net sales, gross margin and net income for the 13 and 26 week periods ended July 31, 2002 and August
         1, 2001.


                                             13 Weeks Ended             26 Weeks Ended
                                         ----------------------     -----------------------
                                         July 31,    August 1,       July 31,    August 1,
                                            2002       2001            2002        2001
                                         ----------------------     -----------------------
              Net sales                        $290        $323            $596        $611
              Gross margin                      142         160             280         296
              Net income                         23          29              39          47


         BlueLight.com

                  On July 31, 2001, we acquired the remaining 40% interest in BlueLight.com, and BlueLight.com's operations were fully consolidated into our financial statements. The following table summarizes net sales, gross margin and net loss for the 13 and 26 week periods ended August 1, 2001. See Note 14.

                                            August 1, 2001
                                       ------------------------
                                         13 Weeks    26 Weeks
                                          Ended        Ended
                                       ------------ -----------
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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)



18.      LOSS PER SHARE

                  Net loss per common share is computed as follows:

                                                        (as restated - see Note 1)           (as restated - see Note 1)
                                                   ---------------------------------    ---------------------------------
                                                            13 Weeks Ended                       26 Weeks Ended
                                                   ---------------------------------    ---------------------------------
                                                      July 31,         August 1,          July 31,          August 1,
                                                        2002              2001              2002               2001
                                                   --------------    ---------------    -------------     ---------------

    Net loss from continuing operations                  $(329)             $(360)         $(1,771)            $  (547)
    Gain from discontinued operations                       36                  -               36                   -
                                                   --------------    ---------------    -------------     ---------------
    Net loss                                             $(293)             $(360)         $(1,735)            $  (547)
                                                   ==============    ===============    =============     ===============

 Basic/Diluted weighted average shares
    outstanding                                          502.7              490.6            502.8               489.6

    Basic/Diluted loss per common share:
     Net loss from continuing operations                $(0.65)           $ (0.73)         $ (3.52)            $ (1.12)
     Gain from discontinued operations                    0.07                  -             0.07                   -
                                                   --------------    ---------------    -------------     ---------------
    Basic/Diluted loss per common share                 $(0.58)           $ (0.73)         $ (3.45)            $ (1.12)
                                                   ==============    ===============    =============     ===============

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

19.      INCOME TAXES

                  In the fourth quarter of fiscal 2001, we recorded a valuation allowance against our net deferred tax assets in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain.

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

20.      OTHER COMMITMENTS AND CONTINGENCIES

         Contingent Liabilities


                  As of July 31, 2002, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition; (ii) contingent liability under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $72 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)



         by the parties whose obligations we guarantee and are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

                  As of July 31, 2002, our outstanding guarantees for real property leases of The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc. were as follows:

                                       Present Value of
                                         Future Lease             Gross Future
                                       Obligations @ 7%        Lease Obligations
                                    ---------------------    --------------------

The Sports Authority, Inc.                 $ 176                    $ 298
Borders Group, Inc.                           85                      144
OfficeMax, Inc.                               62                       90
                                         ----------               ----------

Total                                      $ 323                    $ 532
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

         Legal Proceedings

                  Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock between May 17, 2001 and January 22, 2002, inclusive, naming Charles Conaway as CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan allege that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. Kmart is not a defendant in these litigations. On August 15, 2002, an amended consolidated complaint was filed that enlarged the class of persons on whose behalf the action was brought to include purchasers of Kmart securities between March 13, 2001 and May 15, 2002, and added Jeffrey N. Boyer, Mark S. Schwartz, Matthew F. Hilzinger, Martin E. Welch III and PricewaterhouseCoopers LLP as defendants.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

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

         Investigative Matters

                  Kmart has been provided with copies of anonymous letters sent to the SEC, our auditors, directors, legal counsel and others expressing concern with respect to various matters. The letters purport to be sent by certain of our employees. The letters have been referred to the Audit Committee, which has engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U. S. Attorney's office for the Eastern District of Michigan, and with our three statutory committees, with respect to their investigations of these matters. The staff of the SEC has expressed concerns with respect to the manner in which we recorded vendor allowances prior to the change in accounting principle at the end of fiscal 2001, as well as the Staff's intention to continue to pursue its investigation of these matters. The bar date with respect to the filing of claims by the SEC has been extended to October 29, with our consent. In addition, in July of 2002 The United States House Energy and Commerce Committee (the "House Committee") requested that numerous public companies, including Kmart, provide documentation regarding certain governance matters. We are cooperating with the House Committee with respect to their inquiry.

         Events Subsequent to Filing of Original 10-Q

                  During the Fall of 2002 and in response to inquiries from the staff of the SEC, Kmart reviewed its historical practices for the recording of allowances prior to the adoption in the fourth quarter of fiscal year 2001 of a new

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


         accounting policy, effective February 1, 2001, for the interim financial reporting of vendor allowances. The effect of these practices relates only to Kmart's interim financial statements. See "Internal Investigation - Developments Since Filing of 2001 Form 10-K- Vendor Allowance Matters - Premature Recognition of Vendor Allowances" in the section entitled "Management's Discussion and Analysis and Results of Operations and Financial Condition" for a description of the impact of the premature recording of certain vendor allowances on Kmart's audited financial statements.

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

(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)


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

         RESTATEMENT OF PRIOR PERIODS

                  As part of the review and preparation of the Quarterly Report on Form 10-Q for the third quarter ended October 30, 2002, Kmart Corporation and its subsidiaries ("Kmart," "we," "us" and "our") identified certain adjustments that were recorded out-of-period, while others were previously identified and described in our Quarterly Report on Form 10-Q for the second quarter ended July 31, 2002, filed with the Securities Exchange Commission ("SEC") on September 16, 2002. Upon review of the aggregate impact of the new, as well as the previously disclosed and recorded adjustments, we concluded that restating our historical financial statements was appropriate because the aggregate impact was material to the current estimate our fiscal year 2002 results.

                  The tables below show the results of the restatements on reported losses for the 13 and 26 week periods presented in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A, which relate primarily to:

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

                  A summary of the effects of the restatement on reported earnings for prior fiscal years is presented in the table below.

                                                                                             Impact on
                                                                                             retained
                                                           Income (Expense)                  earnings
                                              ------------------------------------------------------------
                                                 Fiscal         Fiscal         Fiscal       January 30,
                                                  2001           2000           1999           1999
                                              ------------------------------------------------------------
Lease accrual adjustments                           ($5)           ($4)           ($10)            ($37)
Accounts payable program                           ($42)           ($9)            ($1)            $  -
Inventory loads                                     ($7)          ($12)           ($21)            ($17)
Vendor allowances                                   $94           ($52)           ($33)            ($28)
Other items                                         $47            $39              $4            ($135)
                                              ------------------------------------------------------------
Pre-tax impact of restatement                       $87           ($38)           ($61)           ($217)
Provision for (benefit) from income taxes
                                                   $115           ($14)           ($22)            ($79)
                                              ------------------------------------------------------------
Total impact of restatement                        ($28)          ($24)           ($39)           ($138)
                                              ============================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         The summary of the effects of the restatement on the 13 and 26 weeks ended July 31, 2002 and August 1, 2001, respectively, are presented in the tables below.

                                                                      13 Weeks Ended July 31, 2002
                                     -----------------------------------------------------------------------------------------------
                                                                              Adjustments
                                                   -------------------------------------------------------------------
                                            As           Lease         Accounts
                                        previously      accrual         payable       Inventory      Vendor                   As
                                        reported*     adjustments    adjustments        loads      allowances     Other     restated
                                     -----------------------------------------------------------------------------------------------
Sales                                     $7,519          $-              $-             $-            $-           $-       $7,519
Cost of sales, buying
   and occupancy                          $6,226         ($5)            $16           ($27)          ($2)         ($4)      $6,204
                                     -----------------------------------------------------------------------------------------------
Gross margin                              $1,293          $5            ($16)           $27            $2           $4       $1,315
Selling, general and
   administrative expenses                $1,644          $-              $-           ($22)           $-         ($15)      $1,607
Operating (loss) income                    ($352)         $5            ($16)           $49            $2          $19        ($293)
Reorganization items, net                    $13          $-              $-             $-            $-          ($9)          $4
Net (loss) income from continuing
   operations                              ($397)         $5            ($16)           $49            $2          $28        ($329)
Gain from discontinued operations
                                             $20          $-              $-             $-            $-          $16          $36
                                     -----------------------------------------------------------------------------------------------
Net (loss) income                          ($377)         $5            ($16)           $49            $2          $44        ($293)
                                     ===============================================================================================
Basic/Diluted (loss) earnings from
   continuing operations                  ($0.79)      $0.01          ($0.03)         $0.10            $-        $0.06       ($0.65)
Basic/Diluted gain from
   discontinued operations                 $0.04          $-              $-             $-            $-        $0.03        $0.07
                                     -----------------------------------------------------------------------------------------------
Basic/Diluted (loss) earnings per
   common share                           ($0.75)      $0.01          ($0.03)         $0.10            $-        $0.09       ($0.58)
                                     ===============================================================================================




                                                                     26 Weeks Ended July 31, 2002
                                     -----------------------------------------------------------------------------------------------
                                                                              Adjustments
                                                   -------------------------------------------------------------------
                                           As           Lease         Accounts
                                       previously      accrual        payable        Inventory       Vendor                    As
                                        reported*    adjustments    adjustments        loads       allowances      Other    restated
                                     -----------------------------------------------------------------------------------------------
Sales                                    $15,158          $-              $-             $-            $-           $-      $15,158
Cost of sales, buying
   and occupancy                         $13,242         ($2)            $26           ($35)          ($9)          $3      $13,225
                                     -----------------------------------------------------------------------------------------------
Gross margin                              $1,916          $2            ($26)           $35            $9          ($3)      $1,933
Selling, general and
   administrative expenses                $3,435          $-              $-           ($21)           $-         ($37)      $3,377
Operating (loss) income                  ($1,515)         $2            ($26)           $56            $9          $34      ($1,440)
Net (loss) income from continuing
   operations                            ($1,846)         $2            ($26)           $56            $9          $34      ($1,771)
Gain from discontinued
   operations                                $20          $-              $-             $-            $-          $16          $36
                                     -----------------------------------------------------------------------------------------------
Net (loss) income                        ($1,826)         $2            ($26)           $56           $ 9          $50      ($1,735)
                                     ===============================================================================================
Basic/Diluted (loss) earnings from
   continuing operations                  ($3.67)        $ -          ($0.05)         $0.11         $0.02        $0.07       ($3.52)
Basic/Diluted gain from
   discontinued operations                 $0.04         $ -              $-             $-            $-        $0.03        $0.07
                                     -----------------------------------------------------------------------------------------------
Basic/Diluted (loss) earnings per
   common share                           ($3.63)        $ -          ($0.05)         $0.11         $0.02        $0.10       ($3.45)
                                     ===============================================================================================

* - As previously reported in the Form 10-Q for the quarter ended July 31, 2002 filed on September 16, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                      13 Weeks Ended August 1, 2001
                                     -----------------------------------------------------------------------------------------------
                                                                               Adjustments
                                                    ------------------------------------------------------------------
                                           As          Lease         Accounts
                                       previously     accrual         payable      Inventory        Vendor                    As
                                       reported**   adjustments     adjustments      loads        allowances     Other     restated
                                     -----------------------------------------------------------------------------------------------
Sales                                    $8,917          $-              $-            $-              $-          $-       $8,917
Cost of sales, buying
   and occupancy                         $7,253          $1             $11           ($6)           ($24)       ($26)      $7,209
                                     -----------------------------------------------------------------------------------------------
Gross margin                             $1,664         ($1)           ($11)           $6             $24         $26       $1,708
Selling, general and
   administrative expenses               $2,004          $-              $-            $1              $-         $16       $2,021

Operating (loss) income                   ($440)        ($1)           ($11)           $5             $24         $10        ($413)

(Benefit from) provision for
  income taxes                            ($163)         $-             ($4)           $2              $9          $3        ($153)
                                     -----------------------------------------------------------------------------------------------
Net (loss) income                         ($377)        ($1)            ($7)           $3             $15          $7        ($360)
                                     ===============================================================================================

Basic/Diluted (loss) earnings per
   common share                          ($0.77)         $-          ($0.01)        $0.01          $0.03       $0.01        ($0.73)
                                     ===============================================================================================



                                                                      26 Weeks Ended August 1, 2001
                                     -----------------------------------------------------------------------------------------------
                                                                               Adjustments
                                                    ------------------------------------------------------------------
                                           As          Lease         Accounts
                                       previously     accrual         payable      Inventory        Vendor                    As
                                       reported**   adjustments     adjustments      loads        allowances     Other     restated
                                     -----------------------------------------------------------------------------------------------
Sales                                   $17,254            $-            $-            $-              $-          $-      $17,254
Cost of sales, buying
   and occupancy                        $14,087            $2           $15          ($21)           ($64)       ($31)     $13,988
                                     -----------------------------------------------------------------------------------------------
Gross margin                            $ 3,167           ($2)         ($15)          $21             $64         $31       $3,266
Selling, general and
   administrative expenses              $ 3,716            $-            $-            $2              $-        ($ 3)      $3,715

Operating (loss) income                   ($688)          ($2)         ($15)          $19             $64         $34        ($588)

(Benefit from) provision for
income taxes                              ($272)          ($1)          ($5)           $7             $23         $13        ($235)
                                     -----------------------------------------------------------------------------------------------

Net (loss) income                         ($610)          ($1)         ($10)          $12             $41         $21        ($547)
                                     ===============================================================================================

Basic/Diluted (loss) earnings per
   common share                          ($1.25)           $-        ($0.02)        $0.03           $0.08       $0.04       ($1.12)
                                     ===============================================================================================


       ** - As previously reported in the Form 10-Q/A for the quarter ended August 1, 2001 filed on June 12, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


                  The following is a summary of the effects of the restatement on our unaudited Consolidated Balance Sheets for all amounts that changed by 5% or more for the period ended July 31, 2002, August 1, 2001 and January 30, 2002, respectively.


                                                        As
                                                    Previously              As
                                                     Reported            Restated
                                                    ----------           --------
July 31, 2002*
  Other long-term liabilities                            $127              $175
  Accumulated deficit                                  ($565)             ($705)

August 1, 2001**
  Other assets and deferred charges                      $447               $516
  Other long-term liabilities                            $920               $968

January 30, 2002***
  Accounts payable                                       $103                $89
  Accrued payroll and other liabilities                  $378               $420
  Other long-term liabilities                             $79               $132
  Retained earnings                                    $1,261             $1,032


         * - As previously reported in the Form 10-Q for the quarter ended July 31, 2002 filed on September 16, 2002.
         ** - As previously reported in the Form 10-Q/A for the quarter ended
              August 1, 2002 filed on June 12, 2002.
         *** - As previously reported in the Form 10-K for the year ended
               January 30, 2002 filed on May 15, 2002.

         OVERVIEW

                  On January 22, 2002 ("Petition Date"), Kmart ("Kmart," "we," "us" or "our") and 37 of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court") under case numbers 02 B 02462 through 02 B 02499. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. Case No. 02 B 02474."

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

                  Our common stock is listed on the New York, Pacific and Chicago Stock Exchanges. There are a number of continuing requirements that must be satisfied in order for a company's stock to remain eligible for quotation on the New York Stock Exchange ("NYSE"). These requirements include maintaining a minimum bid price of one dollar. On July 10, 2002, we received notification from the NYSE that we were not in compliance with this requirement over the previous 30 consecutive trading days as required for continued listing. To regain compliance with the listing requirements, our common stock must maintain a minimum bid price of one dollar for ten consecutive trading days at anytime within six months following such notice. The NYSE has informed Kmart that if we have not demonstrated compliance with this requirement we could be subject to trading suspension and delisting. We cannot give assurances that we will regain compliance in a timely fashion or at all. If we fail to satisfy the continued listing requirements of the NYSE, we anticipate that our common stock would be eligible to trade on the Over the Counter Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Reference is made to our Form 10-Q for the 13 and 39 week periods ended October 30, 2002, filed with the SEC on December 23, 2002, for further information regarding this matter.

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


         ANALYSIS OF OPERATIONS EXCLUDING NON-COMPARABLE ITEMS DESCRIBED BELOW

                  The following tables segregate non-comparable items from operating income as reported in the unaudited Condensed Consolidated Statements of Operations:

                                                                                   (as restated)
                                                           --------------------------------------------------------------
                                                                   13 Weeks Ended                 26 Weeks Ended
                                                           ------------------------------  ------------------------------
                                                           July 31, 2002  August 1, 2001   July 31, 2002  August 1, 2001
                                                           -------------  ---------------  -------------  ---------------
Sales                                                           $ 7,519          $ 8,917       $ 15,158         $ 17,254

Cost of sales, buying and occupancy                               6,170            7,209         12,415           13,988
                                                           -------------  ---------------  -------------  ---------------

Gross margin                                                      1,349            1,708          2,743            3,266

Selling, general and administrative expenses                      1,605            2,021          3,375            3,715

Equity income (loss) in unconsolidated subsidiaries                  14               (8)            19              (24)
                                                           -------------  ---------------  -------------  ---------------

Operating loss before non-comparable items                         (242)            (321)          (613)            (473)

Non-comparable items:

2002 cost reduction initiative                                       15                -             15                -

2002 inventory markdowns                                             27                -            785                -

Accelerated depreciation                                              9                -             27                -

Charge for BlueLight.com                                                              92              -               92

Charge for employee severance and VERP                                -                -              -               23
                                                           -------------  ---------------  -------------  ---------------

Operating loss before reorganization items, net                  $ (293)          $ (413)      $ (1,440)          $ (588)
                                                           =============  ===============  =============  ===============

Same-store sales %                                               (11.0%)            1.0%         (11.4%)            1.3%



                  Management uses operating loss before non-comparable items, among other metrics, to measure operating performance. It supplements and is not intended to represent a measure of performance in accordance with disclosures required by accounting principles generally accepted in the United States.

                  The following discussion excludes non-comparable items. See the table above for a reconciliation to reported amounts and the section titled Description of non-comparable items described below. Prior to the restatement, and after adjustment for non-comparable items, the previously reported amounts for gross margin, as a percentage sales, were 17.6% and 18.0% for the 13 and 26 weeks ended July 31, 2002, respectively, and 18.7% and 18.4% for the 13 and 26 weeks ended August 1, 2001, respectively; Selling, general and administrative expenses ("SG&A"), as a percentage of sales, were 21.8% and 22.6% for the 13 and 26 weeks ended July 31, 2002, respectively, and 22.5% and 21.5% for the 13 and 26 weeks ended August 1, 2001, respectively; and Operating losses, as a percentage of sales, were (4.0%) and (4.5%) for the 13 and 26 weeks ended July 31, 2002, respectively, and 3.9% and 3.3% for the 13 and 26 weeks ended August 1, 2001, respectively.

                  SAME-STORE SALES AND TOTAL SALES decreased (11.0%) and (15.7%), respectively, for the 13 week period ended July 31, 2002 and (11.4%) and (12.1%), respectively, for the 26 week period ended July 31, 2002, as compared to the comparable periods in the prior year. The decrease in same-store sales is primarily due to, among other factors, lower sales transactions brought on by negative customer experiences due to poor in-stock levels worsened by our filing for reorganization under Chapter 11. Same-store sales include sales of all stores open, that have been open for greater than

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


         13 full months. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 283 stores during the second quarter of fiscal 2002.

                  GROSS MARGIN decreased $359 to $1,349, for the 13 week period ended July 31, 2002, from $1,708 for the 13 week period ended August 1, 2001 and decreased $523 to $2,743, for the 26 week period ended July 31, 2002, from $3,266 for the 26 week period ended August 1, 2001. The decrease in gross margin for the 13 and 26 week periods ended July 31, 2002, is primarily attributable to the decrease in sales. Gross margin, as a percent of sales, decreased to 17.9% from 19.2% for the 13 week period ended July 31, 2002 as compared to the same period from the previous year. The decrease in gross margin, as a percent of sales for the 13 week period ended July 31, 2002, is primarily attributable to an increase in clearance markdowns, shrinkage and store rent, partially offset by a decrease in sales of food and consumables, which carry lower margins, increased markon on regular sales as a result of the reduction in the BlueLight Always program and a decrease in promotional markdowns. For the 26 week period ended July 31, 2002, gross margin, as a percent of sales, decreased to 18.1% from 18.9%. The decrease in gross margin, as a percent of sales is primarily attributable to an increase in shrinkage, decreased vendor allowances due to erosion in supplier confidence brought on by the effects of the bankruptcy filing and an increase in store rent as a percentage of sales, partially offset by a decrease in sales of food and consumables, which carry lower margins.

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") includes advertising costs (net of co-op recoveries of $95 in fiscal 2002 and $69 in fiscal 2001) and decreased $416 for the 13 week period ended July 31, 2002 compared to the same period from the previous year. For the 13 week period ended July 31, 2002, SG&A was $1,605, or 21.3% of sales, as compared to $2,021, or 22.7% of sales, for the 13 week period ended August 1, 2001. SG&A, including advertising costs (net of co-op recoveries of $164 in fiscal 2002 and $161 in fiscal 2001) decreased $340 for the 26 week period ended July 31, 2002 compared to the same period from the previous year. For the 26 week period ended July 31, 2002, SG&A was $3,375, or 22.3% of sales, as compared to $3,715, or 21.5% of sales, for the 26 week period ended August 1, 2001. The decrease in SG&A for the 13 and 26 week periods ended July 31, 2002, as compared to the previous year is primarily attributable to decreases in expenses for general liability claims due to a second quarter 2001 adjustment of $167 for general liability reserves to actuarial findings, lower payroll and benefits due to the closure of 283 stores in the second quarter of fiscal 2002, lower employee bonus accruals, lower utilities expense due to the closure of 283 stores and a decrease in rates, and lower depreciation expense due to the SFAS 144 impairment charge recorded in the fourth quarter of fiscal 2001. The increase in SG&A, as a percent of sales, for the 26 week period ended July 31, 2002 is primarily attributable to the decrease in total sales compared to the same period from the previous year.

                  OPERATING LOSS for the 13 week period ended July 31, 2002 was ($242), or (3.2%) of sales, as compared to operating loss of ($321), or (3.6%) of sales, for the same period of the prior year. Operating loss for the 26 week period ended July 31, 2002 was ($613), or (4.0%) of sales, as compared to operating loss of ($473), or (2.7%) of sales, for the same period of the previous year. The increase in operating loss for the 26 week period ended July 31, 2002, is attributable to lower sales and a lower gross margin rate, partially offset by a decrease in SG&A expenses as discussed above. Conversely, operating results for the 13 week period ended July 31, 2002 improved by $79 primarily related to a decrease in general liability expenses discussed above.

                  NET INTEREST EXPENSE for the 13 week period ended July 31, 2002 and August 1, 2001 was $32 and $88, respectively. Included in net interest expense for the 13 week period ended July 31, 2002 and August 1, 2001, is interest income of $1 and $2, respectively. Net interest expense for the 26 week period ended July 31, 2002 and August 1, 2001 was $65 and $171, respectively. Included in net interest expense for the 26 week period ended July 31, 2002 and August 1, 2001 is interest income of $2 and $3, respectively.

                  EFFECTIVE INCOME TAX rate was (0.0%) and (30.5%) for the 13 week period ended July 31, 2002 and August 1, 2001, respectively. For the 26 week periods ending July 31, 2002 and August 1, 2001, the effective income tax rate was (0.7%) and (31.0%), respectively. In the fourth quarter of fiscal 2001, we recorded a valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain. We have continued to maintain a valuation allowance against our net deferred tax assets, and accordingly, we have not recognized any tax benefit from our losses in fiscal 2002. The $12 tax benefit recorded in the first quarter of fiscal 2002 relates primarily to amounts now refundable to Kmart as a result of the Job Creation and Worker Assistance Act of 2002 which was enacted in the first quarter of fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

         LIQUIDITY AND FINANCIAL CONDITION

                  Shortly after the Petition Date, in conjunction with our filing under Chapter 11, we entered into a $2 billion debtor-in-possession financing facility ("DIP Credit Facility"). On the Petition Date, the Court gave interim approval authorizing borrowings up to $1.15 billion of the DIP Credit Facility for the payment of certain pre-petition claims and the funding of working capital and other general operating needs. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility. The DIP Credit Facility is a revolving credit facility under which Kmart is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded superpriority claim status in the Chapter 11 case and is collateralized by first liens on substantially all of the Debtors' assets (subject to valid and unavoidable prepetition liens and certain other permitted liens) and provides that proceeds be used for working capital needs and other general corporate purposes. The DIP Credit Facility requires that we maintain certain financial covenants and restrict liens, indebtedness, capital expenditures, dividend payments and sale of assets. On August 29, 2002 we received approval from our lenders and the Court for an amendment to certain covenants in the agreement governing our DIP Credit Facility. As of July 31, 2002, we were in compliance with the amended DIP Credit Facility financial covenants. Following the Petition Date, we have utilized cash flows from operations and the DIP Credit Facility as our primary sources of working capital. As of July 31, 2002 we had utilized $400 of the DIP Credit Facility for letters of credit issued for ongoing import purchasing operations, contractual and regulatory purposes. Total availability under the DIP Credit Facility as of July 31, 2002 is $1.50 billion.

                  As of July 31, 2002, there were $393 and $652 borrowings outstanding under our $400 credit facility and $1.1 billion credit facility, respectively. These borrowings are included in Liabilities subject to compromise in our unaudited Condensed Consolidated Balance Sheet as of July 31, 2002.

                  Net cash provided by operating activities for the 26 week period ended July 31, 2002 was $348 as compared to net cash used for operating activities of $154 for the same period in 2001. The increase in cash provided by operating activities as compared to the same period of the prior year was primarily the result of an increase in accounts payable, partially offset by lower net earnings, excluding non-comparable items. The increase in accounts payable is attributable to the bankruptcy filing as pre-petition indebtedness was stayed.

                  Net cash used for investing activities was $126 for the 26 week period ended July 31, 2002 compared to $696 for the same period in 2001. The decrease in cash used for investing activities was primarily due to restrictions on capital expenditures mandated by our DIP Credit Facility.

                  Net cash used for financing activities was $414 for the 26 week period ended July 31, 2002 compared to net cash provided by financing activities of $869 for the comparable period in 2001. The decrease in cash provided by financing activities in fiscal 2002 as compared to fiscal 2001 is primarily attributable to our bankruptcy filing for reorganization under Chapter 11. As of the Petition Date, pre-petition indebtedness was stayed resulting in substantial increases in cash balances during fiscal 2002. During the first two quarters of fiscal 2002, we have paid off $349 of borrowings outstanding at fiscal year end 2001 relating to our DIP Credit Facility and certain other pre-petition liabilities. In contrast, during the first 26 weeks of fiscal 2001, we borrowed $764 under our $1.6 billion credit facility and issued $430 of 9 7/8% Notes due June 2008 to finance our operations, and to paydown certain Collateralized Mortgage Backed Securities in July 2001.

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

                  The liquidity section of MD&A should be read in conjunction with the Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 30, 2002, filed with the SEC on December 23, 2002.

         DESCRIPTION OF NON-COMPARABLE ITEMS

                  During the 26 week periods ended July 31, 2002 and August 1, 2001, respectively, we have instituted certain restructuring actions to improve our operations. A more detailed description of these non-comparable items is as follows:

         2002 Cost Reduction Initiative

                  On August 19, 2002, we announced a cost reduction initiative aimed at realigning our organization to reflect our current business needs following the completion of the 283 store closures. We eliminated approximately 400 positions at our corporate headquarters and approximately 50 positions nationally that provided corporate support. As a result of the job eliminations we recorded a charge of $15. The charge includes severance, outplacement services and continuation of healthcare benefits in accordance with our Key Employee Retention Plan ("KERP"), which was approved by the Court in March 2002. This charge is included in Charges for BlueLight.com and other in our unaudited Condensed Consolidated Statements of Operations.

         Markdowns for inventory liquidation

                  For the 13 and 26 week periods ended July 31, 2002, we recorded charges of $27 and $785, respectively, to write-down inventory liquidated at our 283 closing stores to net realizable value. This charge is included in Cost of sales, buying and occupancy in the unaudited Condensed Consolidated Statements of Operations.

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



                  The following table summarizes the components of the charge for markdowns for inventory liquidation during the 26 week period ended July 31, 2002:

                                                   Writedown                        Accelerated
                                                  of Inventory                        Markdown
                                                   in the 283       Liquidator           of
                                                    Closing          Fees and       Discontinued
                                                     Stores          Expenses           SKUs          Total
                                                 --------------    -------------------------------------------
First Quarter                                             $ 384           $ 108              $ 266       $ 758

Second Quarter
   Adjustments for actual selling values                   (36)               -                 54          18
   Additional fees and expenses                               -               9                  -           9
                                                 --------------    ------------     --------------  ----------
Total                                                     $ 348           $ 117              $ 320       $ 785
                                                 ==============    ============     ==============  ==========


         Accelerated depreciation

                  On September 6, 2001, we announced that we would restructure certain aspects of our supply chain operations. Part of the restructuring included implementing new real-time distribution software across our supply chain improving product flow and efficiency. Completion of the implementation is expected by mid 2004. The existing supply chain software will continue to be utilized until replaced in 2004. Depreciation has been accelerated to reflect the revised remaining useful lives. We recorded a charge of $5 and $9 for the 13 and 26 week periods ended July 31, 2002, respectively, related to the accelerated depreciation for these assets. For the 13 and 26 week period ended July 31, 2002, $2 of the charge is included in SG&A and $3 and $7 of the charge is included in Cost of sales, buying and occupancy, respectively, in the unaudited Condensed Consolidated Statements of Operations.

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


         REORGANIZATION ITEMS, NET

                  Reorganization items, net represent amounts we incurred as a direct result of Chapter 11 and are presented separately in the unaudited Condensed Consolidated Statements of Operations. For the 13 and 26 week periods ended July 31, 2002, respectively, the following have been recorded:

                                                              13               26
                                                             Weeks            Weeks
                                                             Ended            Ended
                                                            --------       ----------
              2002 store closings                             $ (10)            $ 218
              Professional fees                                   29               67
              Employee costs                                      37               63
              Settlement of pre-petition liabilities            (29)             (34)
              Sale of pharmacy lists                             (1)             (18)
              Interest income                                    (5)              (9)
              Lease auction                                      (2)              (2)
              Other                                             (15)              (7)
                                                            --------       ----------
               Reorganization items, net                       $   4            $ 278
                                                            ========       ==========

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

                  The results of operations of stores that have been closed are reported in discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," when
         a) the operations and cash flows of the stores have been (or will be) eliminated from our ongoing operations and b) we will not have any significant continuing involvement in the operations of the stores after the closure.

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

         Settlement of pre-petition liabilities

                  For the 13 and 26 week periods ended July 31, 2002, we recorded gains of $29 and $34, respectively, representing the difference between the settlement value of certain pre-petition obligations and the amounts recorded for allowable claims, primarily related to lease termination agreements between Kmart and its landlords.

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

                  In consideration for the leasehold and designation rights acquisitions, the Purchasers are obligated to pay $46, of which $12 was paid in cash during the second quarter of fiscal 2002. The remaining $34 is to be paid as the Purchaser receives net proceeds from the sale or assignment of the properties, but not later than December 31, 2002. The Purchasers are responsible for paying carrying costs related to such properties during the designation period, in accordance with the Agreements. In addition, we may be entitled to additional proceeds in the event that designation rights transactions exceed a specified level of proceeds.

                  A pro-rata portion of the guaranteed proceeds of $46 will be recognized into income at either the effective date of the property assignment, when we are informed by the Purchasers of their intention to exclude certain leaseholds from future assignments, upon termination of the lease or upon expiration of the designation rights period. At the time we are legally released as the primary obligor under the lease agreement, the allowed claim amount established in connection with the Court's approval of our plan to close and reject the lease shall be reversed. Both the income from the sale of the designation rights and the reversal of the allowed claim amount are reported in the unaudited Condensed Statement of Operations as reorganization items.

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

         DISCONTINUED OPERATIONS

                  During the second quarter of fiscal year 2002, we recorded a non-cash credit of $36 to reduce reserves for our remaining lease obligations for the Builder's Square, Inc., Hechinger Company, Pace Membership Warehouse, Inc. and Furr's Restaurants locations. The $36 credit primarily relates to adjustments to our estimated allowable claims for the lease obligations.

         INTERNAL INVESTIGATION - DEVELOPMENTS SINCE THE FILING OF 2001
         FORM 10-K

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

         Vendor Allowance Matters

                  Premature Recognition of Vendor Allowances

                  Since the filing of our Original 2001 10-K we became aware of documents that indicated that there were certain vendor allowance transactions prematurely recorded in our fiscal year 2000 fourth quarter financial statements that required investigation. We also determined that such early recognition of vendor allowances occurred in other prior fiscal periods, although the impact of these transactions on our financial statements was less significant. We described the effect of these items in our Form 10-Q for the 13 week period ended July 31, 2002 that we filed with the SEC on September 16, 2002. In addition, we recently became aware of vendor allowances received from a vendor in the aggregate amount of $14 which had previously been recognized in our fiscal year 2000 fourth quarter financial statements and that we have determined should more appropriately have been recognized over the five-year life of the contract that we entered into with this vendor.

                  It is important to note that although we have conducted all procedures we deemed reasonable under the circumstances to identify and quantify vendor allowances that were prematurely recorded, and which were restated to correct and record such allowances in the appropriate period, there can be no assurance that we have captured all of such allowance transactions. Furthermore, we believe that our ability to accurately identify prematurely recorded allowance transactions diminishes with the passage of time. We have taken actions to strengthen our internal controls concerning vendor allowance transactions and have restated our historical financial statements for these adjustments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (CONTINUED)
        (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)


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


         OTHER MATTERS

         Contingent Liabilities

                  As of July 31, 2002, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition; (ii) contingent liability under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $72 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance by the parties whose obligations we guarantee and are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

                  As of July 31, 2002 our outstanding guarantees for real property leases of The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc. were as follows:



                                           Present Value of
                                              Future Lease           Gross Future
                                            Obligations @ 7%       Lease Obligations
                                           -----------------       -----------------
The Sports Authority, Inc.                      $ 176                   $ 298
Borders Group, Inc.                                85                     144
OfficeMax, Inc.                                    62                      90
                                              ----------              ----------

Total                                           $ 323                   $ 532
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as a part of this report:

         Exhibit  4.1 - Amendment to $2 Billion Senior Secured
                        Debtor-in-Possession Financing Facility, effective August 23, 2002 (incorporated by reference to Exhibit
                        4.1 to Kmart's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 filed on September 16,
                        2002).
         Exhibit 10.1 - Janet G. Kelley Form of 2001 Special Retention
                        Agreement (incorporated by reference to Exhibit 10.1 to Kmart's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 filed on September 16, 2002).
         Exhibit 10.2 - William D. Underwood 2002 Employment Agreement
                        (incorporated by reference to Exhibit 10.2 to Kmart's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 filed on September 16, 2002).
         Exhibit 10.3 - Janet G. Kelley Promissory Note (incorporated by reference to Exhibit 10.3 to Kmart's Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 filed on September 16, 2002).
         Exhibit 99.1 - CEO Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.
         Exhibit 99.2 - CFO Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

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





                  Date:                        January 14, 2003
                                               Kmart Corporation
                                ----------------------------------------------
                                                 (Registrant)


                  By:                     /s/ James B. Adamson
                             -------------------------------------------------
                                             James B. Adamson
                                      CHAIRMAN OF THE BOARD AND CHIEF
                                             EXECUTIVE OFFICER
                                       (Principal Executive Officer)

                                             /s/ A. A. Koch
                             -------------------------------------------------
                                                A. A. Koch
                                          CHIEF FINANCIAL OFFICER
                                       (Principal Financial Officer)

                                          /s/ Richard J. Noechel
                             -------------------------------------------------
                                            Richard J. Noechel
                                            VICE PRESIDENT AND
                                                CONTROLLER
                                      (Principal Accounting Officer)

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

     Date: January 14, 2003



/s/ James B. Adamson
------------------------
James B. Adamson
Chairman of the Board and
Chief Executive Officer

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

     Date: January 14, 2003




/s/ Albert A. Koch
-----------------------
Albert A. Koch
Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit
  No.                           Description
-------                         -----------
 99.1          CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.
 99.2          CEO Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.