Form 10-K
period 2003-01-29
KMART CORP
filed 2003-03-24
CIK 56824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED JANUARY 29, 2003



                              OR




 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM         TO         .

                           COMMISSION FILE NO. 1-327

                               KMART CORPORATION
             (Exact name of registrant as specified in its charter)

                   MICHIGAN                                      38-0729500
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

 3100 WEST BIG BEAVER ROAD -- TROY, MICHIGAN                       48084
   (Address of principal executive offices)                      (zip code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (248) 463-1000

 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     None                                           None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934:
                         COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  Yes [X]     No [ ]

     The aggregate market value of voting stock including Common Stock held by non-affiliates of the Registrant July 31, 2002 was $361,914,618.

     As of March 14, 2003, 519,211,986 shares of Common Stock of the Registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

HISTORY

     Kmart Corporation is the nation's third largest discount retailer and the sixth largest general merchandise retailer. Kmart Corporation ("Kmart," "we," "us" or "our") was incorporated under the laws of the State of Michigan on March 9, 1916, as the successor to the business developed by its founder, S.S. Kresge, who opened his first store in 1899. Kresge was the first retailer to launch a newspaper advertising program to entice shoppers to its stores. After operating Kresge department stores for over 45 years, our store program commenced with the opening of the first Kmart store in March 1962. In 1977, Kresge Corporation officially changed its name to Kmart. In 1991, Kmart opened the first Kmart Supercenter in Medina, Ohio, offering a full-service grocery along with general merchandise twenty-four hours a day, seven days a week. To further expand the reach of the company, in December 1999, Kmart, with its investment partners launched a new internet presence, BlueLight.com which operates an e-commerce site. Shoppers now know the site as www.kmart.com. Kmart continues to be the leading print promotional retailer, with weekly circulars reaching more than 70 million households. Our principal executive offices are located at 3100 West Big Beaver Road, Troy, Michigan 48084.

     Our website address is www.kmart.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities Exchange Commission.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On January 22, 2002 ("Petition Date"), Kmart and 37 of its U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court") under case numbers 02 B 02462 through 02 B 02499. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. Case No. 02 B 02474." Included in the Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements. We are currently operating our business as debtors-in-possession pursuant to the Bankruptcy Code.

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

     At first day hearings held on January 22 and 25, 2002, the Court entered orders granting authority to Kmart to, among other things, pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations, to pay selected vendors and other providers for pre-petition amounts owed, and to honor customer service programs, including warranty returns, layaways and gift certificates. Following the filing, we obtained, and received Court approval for a $2 billion senior secured debtor-in-possession financing facility ("DIP Credit Facility") for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The DIP Credit Facility requires that we maintain certain other financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments and sales of assets. Certain of these covenants were successfully amended and approved by the Court during the year.

     In connection with Kmart's Chapter 11 cases, the United States Trustee appointed an unsecured creditors committee, a financial institutions committee and an equity holders' committee. These official committees and their legal representatives often take positions on matters that come before the Court, and are the entities, together with the Plan Investors (as defined below), with which Kmart has negotiated the terms of our Plan of Reorganization.

     On September 11, 2002, the United States Trustee filed an amended notice of appointment for the financial institutions committee pursuant to which two holders of Kmart's bond debt were added to the financial institutions committee. These holders, ESL Investments ("ESL") and Third Avenue Value Fund (together, the "Plan Investors"), have acquired a significant amount of our pre-petition balance sheet debt and are actively participating in the statutory committee process and the Chapter 11 cases, including with respect to supporting our emergence from Chapter 11 on the expedited timeframe we previously reported. The Plan Investors have entered into an Investment Agreement with Kmart which is described below.

     Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Kmart generally may not be enforced. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and approved by the Court.

     In addition, under the Bankruptcy Code, we may assume or reject executory contracts and unexpired leases, including our store leases, subject to the approval of the Court and our satisfaction of certain other requirements. In the event we choose to reject an executory contract or unexpired lease, parties affected by these rejections may file claims with the court-appointed claims agent as proscribed by the Bankruptcy Code and/or orders of the Court. Unless otherwise agreed, the assumption of an executory contract or unexpired lease will require Kmart to cure all prior defaults under such executory contract or lease, including all pre-petition liabilities, some of which may be significant. In addition, in this regard, we expect that liabilities that will be subject to compromise through the Chapter 11 process will arise in the future as a result of the rejection of additional executory contracts and/or unexpired leases, and from the determination of the Court (or agreement by parties in interest) of allowed claims for items that we now claim as contingent or disputed. Conversely, we would expect that the assumption of additional executory contracts may convert some liabilities shown on our financial statements as subject to compromise to post-petition liabilities. Kmart has incurred, and will continue to incur pending emergence, significant costs associated with the reorganization.

     We filed with the Court, on April 15, 2002, schedules of assets and liabilities and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors as shown by our books and records, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules are subject to further amendment or modification. We mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was July 31, 2002, with certain limited exceptions for extensions granted by the Court. Kmart has amended the schedules and statements of financial affairs previously filed with the Court to include the names and addresses of certain personal injury and related creditors who were inadvertently omitted from such filings and has filed a motion for an order establishing a supplemental bar date for the filing of proofs of claim by such creditors. Differences between amounts scheduled by Kmart and claims by creditors are being investigated and resolved in connection with our claims resolution process. That process has commenced and, in light of the number of creditors of the Debtors and claims filed, will take time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.

     We have filed numerous motions in the Chapter 11 case whereby we were granted authority or approval with respect to various items required by the Bankruptcy Code and/or necessary for our reorganization efforts. In addition to motions pertaining to real estate disposition matters, we have obtained orders providing for, among other things, (i) implementation of a key employee retention and incentive program ("KERP"), (ii) authorization of a second lien for vendors in connection with our secured inventory trade credit program, (iii) authorization of a settlement agreement with our sureties who support our self-insurance program and state licensing requirements, (iv) the extension of time to assume or reject leases, (v) implementation of uniform procedures for resolving or otherwise liquidating numerous mechanics and materialmen's liens,

(vii) approval of standing bidding procedures to be utilized in connection with asset sales, (viii) authority to compromise or settle certain classes of de minimis controversy and allowed claims with encumbrances and to pay market rate broker commissions in connection with such sales without further court approval,
(x) assumption of agreements with our key brand partners and other key vendor partners and (xi) approval of an exit financing facility.

     As provided by the Bankruptcy Code, the Debtors initially had the exclusive right to solicit a plan of reorganization for 120 days. After several Court approved extensions, on February 25, 2003, the Court extended to June 20, 2003 the period in which Kmart had the exclusive right to file a plan of reorganization and extended to August 29, 2003 the period in which Kmart has the exclusive right to submit acceptances to the plan.

     On January 24, 2003, we filed a Plan of Reorganization and related disclosure statement with the Court. On February 25, 2003, we filed our First Amended Joint Plan of Reorganization (the "Plan of Reorganization" or the "Plan") and a related amended disclosure statement (the "Disclosure Statement") with the Court. The Plan of Reorganization received the formal endorsement of our statutory creditors committees and, on February 25, 2003, the Court approved our amended Disclosure Statement. All holders of claims as of February 18, 2003 received the Disclosure Statement, which was mailed to creditors and shareholders on or about March 7, 2003. We are presently scheduled to seek confirmation of the Plan of Reorganization by the Court at a hearing scheduled for April 14 and 15, 2003 and to emerge from Chapter 11 by April 30, 2003.

     Pursuant to the Plan of Reorganization, holders of our pre-petition bank debt (other than the Plan Investors) will receive 40 cents for each dollar of debt, holders of pre-petition notes and debentures, trade creditors, service providers and landlords with lease rejection claims will share in the stock of the reorganized company (other than shares held by the Plan Investors). The Plan Investors, in accordance with the terms of the Investment Agreement with Kmart, will invest: (i) at least $140 million in exchange for stock in the reorganized company and (ii) up to $60 million for a convertible note of the reorganized company. In addition, ESL has agreed that the cash that it would receive under the Plan of Reorganization as a pre-petition lender, approximately $152 million, will be used to purchase additional shares of common stock in the reorganized company.

     In light of the terms of the Investment Agreement and the Plan Investors' holdings of pre-petition claims, upon consummation of the Plan, it is expected that the Plan Investors will own slightly more than 50% of the Kmart common stock that will be then outstanding.

     The Plan of Reorganization also contemplates the establishment of a creditor litigation trust (the "Creditor Trust") for the benefit of Kmart's creditors and, subject to the receipt of requisite votes from classes under the Plan of Reorganization, holders of trust preferred securities and/or common stock, to pursue all causes of action arising out of our stewardship investigation. Except for a minor interest of up to 2.5% of the proceeds, if any, of the Creditor Trust, current holders of Kmart's common stock would not receive any distributions following emergence and their equity interests would be cancelled. As provided in the Plan of Reorganization, upon consummation of the Plan of Reorganization the interests represented by the trust preferred securities will be cancelled. Distributions to holders of trust preferred securities will also be limited to recoveries from the Creditor Trust, as provided for in the Plan of Reorganization. The interests represented by the trust preferred securities will also be cancelled.

     Until Kmart's Plan of Reorganization is confirmed by the Court the recoveries of holders of pre-petition claims are subject to change. However, if the final plan of reorganization confirmed by the Court is consistent with the Plan of Reorganization recently filed, it would result in the cancellation of the existing Kmart common stock with holders thereof receiving no distributions under the Plan other than, possibly, for a minor interest in the Creditor Trust. In addition, under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, Kmart considers, the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, Kmart urges that appropriate caution be exercised with respect to existing and future investments in the Kmart common stock or in any claims related to pre-petition liabilities and/or other Kmart securities.

     The Plan of Reorganization and the transactions contemplated thereunder are more fully described in the Disclosure Statement, which we filed as Exhibit 2.2 to our Current Report on Form 8-K dated March 7, 2003. The Disclosure Statement includes detailed information about the Plan of Reorganization, Kmart's five-year business plan, financial estimates regarding Kmart's reorganized business enterprise value including support for the "best interest" requirements for the Plan of Reorganization under the Bankruptcy Code; and events leading up to Kmart's Chapter 11 case. Nothing contained in this Form 10-K is intended to be, nor should it be construed as, a solicitation for a vote on the Plan of Reorganization, which can only occur based on the official disclosure statement package that, as described above, was being mailed on or about March 7, 2003.

     The ability of Kmart to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

     - having the Plan of Reorganization confirmed by the Court in a timely manner;

     - being able to successfully implement our business plans and otherwise offset the negative effects that the Chapter 11 filing has had on our business, including the loss in customer traffic and the impairment of vendor relations;

     - operating within the framework of our DIP Credit Facility and/or the Exit Financing Facility, including limitations on capital expenditures and its financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms; and

     - attracting, motivating and/or retaining key executives and associates.

     These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer. See "Cautionary Statement Regarding Forward-Looking Information" in
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

     Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the restructuring of Kmart's assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") with respect to reporting upon emergence from Chapter 11 ("Fresh-Start" accounting). Changes in accounting principles required under generally accepted accounting principles ("GAAP") within twelve months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, we may choose to make changes in accounting practices and policies at this time. For all these reasons, our financial statements for periods subsequent to emergence from Chapter 11 will not be comparable with those of prior periods. For details on our currents expectations of those changes see the Disclosure Statement, which we filed as Exhibit 2.2 to our Current Report on Form 8-K dated March 7, 2003.

     The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7. Please refer to Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, and Note 1 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, for additional information.

OPERATIONS

     We operate in the general merchandise retailing industry through 1,829 Kmart discount stores with locations in 50 of the United States, Puerto Rico, the U.S. Virgin Islands and Guam as of January 29, 2003, and through our e-commerce shopping site, www.kmart.com. Our general merchandise retail operations are located in 314 of the 331 Metropolitan Statistical Areas in the United States. Kmart stores are generally one-floor, free-standing units ranging in size from 40,000 to 194,000 square feet with an average size of 98,000 square feet.

     We currently operate 114 Kmart Supercenters that combine a full grocery, deli, bakery, video rental and 24 hour/seven-days-a-week availability along with the general merchandise selection of a Kmart discount store. Kmart Supercenters currently represent the fourth largest super center operation in the United States.

     On January 28, 2003, the Court approved the closure of 326 stores located in 40 states, which number was later reduced to 316 stores, or approximately 17% of our 1,829 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Several factors were considered in the store closing analysis, including historical and projected operating results; the anticipated impact of current and future competition; future lease liability and real estate value; store age, size, and capital spending requirements; the expected impact of store closings on Kmart's competitive position; the estimated potential savings from exiting markets and regions; the potential impact of store closings on purchasing power and allowances; and the potential impact of store closings on market coverage. Shortly after receiving Court approval, we commenced store closing sales. We anticipate closing these locations in the first quarter of fiscal 2003, after liquidation sales have been completed. We anticipate that approximately 34,000 employees will be impacted by these closures. These store closings include 54 Kmart Supercenters.

     Kmart has relationships with more than 4,000 merchandise vendors worldwide and is one of the countries largest purchasers of products in the United States.

     Our fiscal year ends on the last Wednesday in January. Fiscal year 2002 consisted of 52 weeks and ended on January 29, 2003. Fiscal year 2001 consisted of 52 weeks and ended on January 30, 2002. Fiscal year 2000 consisted of 53 weeks and ended on January 31, 2001. Unless otherwise stated, 2003, 2002, 2001 and 2000 refer to fiscal year 2003, fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively.

COMPETITION

     We have several major competitors on a national level, including Wal-Mart, Target, Sears, Kohl's, and J.C. Penney, and many competitors on a local and regional level which compete with our individual stores. In 2002, we experienced a decrease in market share due to our store closings and the aggressive growth of our major competitors. We expect that this trend will continue due to our planned store closures in 2003, limited growth plans post-emergence and to the projected store openings of our major competitors. Success in this competitive market is based on factors such as price, quality, service, product assortment and convenience.

STRATEGY

     Our business plan, a summary of which is included in the Disclosure Statement, contemplates that we will continue to implement several key operational initiatives, including our focus on being "the store of the neighborhood," an approach to servicing our customers which allows individual store managers to customize their merchandise assortments to suit local community needs and allows greater focus on high-volume and advertised items. The "top sellers" program also focuses on improving sales and in-stock positions for each of the store's top 300 selling items. Additionally, with further testing of the "store of the future" prototype, we expect to achieve significant improvements in the customer shopping experience. We intend to continue to eliminate underperforming stock-keeping units (SKU's) and reallocate shelf space to more profitable items.

     We believe that with the continued support of our vendor partners through, among other things, the vendor lien proposed in our Plan of Reorganization and the $2 billion Exit Financing Facility we have arranged, we will be able to continue to improve the shopping experience, win back customers we have disappointed in the past and return to profitability.

     Based upon the underperformance of sales and margin experienced under the BlueLight Always pricing program, we eliminated the strategy in 2002 and our marketing efforts were turned back to our roots as a high/low retailer. We have successfully expanded and redesigned our weekly advertising circulars and have implemented a strategic marketing plan aimed at Hispanics, Asians and African Americans, who collectively comprise one of the fastest growing customer segments. A key component of our merchandising and marketing approach is brand positioning. Kmart believes that focusing our merchandising and marketing approach on quality name brands builds customer loyalty and increases customer frequency. We have successfully completed initiatives to enhance our strategic positioning by offering exclusive brands that will differentiate us from our competitors, including Martha Stewart Everyday home, garden, colors, baby, kitchen, keeping and decorating products, along with candles and accessories; Jaclyn Smith women's apparel, jewelry and accessories; Kathy Ireland women's apparel, accessories and exercise equipment; Sesame Street apparel for infants and children; Route 66 men's and women's apparel and accessories; Curtis Mathis consumer video, audio and telecommunications products; in the current year we have added Disney apparel for infants and children and JOE BOXER apparel, accessories and home furnishings and have signed an agreement with Thalia for junior's and women's apparel, jewelry and accessories.

     Kmart remains focused on being a leading discount retailer with promotional pricing and exclusive national brands. We believe we can best maximize our performance and improve our market position by continuing to focus on the following key initiatives: driving profitable sales growth, controlling costs and streamlining overhead, increasing asset productivity and improving customer service.

     Based upon the store closures in 2002 and the anticipated store closures in 2003, Kmart anticipates we will have eliminated approximately 57,000 positions during the Chapter 11 reorganization. In part as a result of these store closings and Kmart's overall cost-rationalization strategy, we have significantly reduced our overhead costs.

     We have also significantly improved our inventory management practices, resulting in noticeable progress in keeping store shelves stocked with popular items. These improvements stem from the implementation of new processes, procedures and controls surrounding the inventory forecasting and replenishment functions.

     Information regarding our discontinued operations and dispositions appears in Note 5 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

     Information regarding our analysis of operations and financial condition appears in Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, of this Form 10-K.

SEASONALITY

     Due to the seasonal nature of the retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth quarter than any other period, a disproportionate amount of operating cash flows are generated in the fourth quarter. In preparation for the fourth quarter holiday season, we significantly increase our merchandise inventories, which traditionally have been financed by cash flows from operations, bank lines of credit, trade credit and terms from vendors. Our profitability and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented 29% of total net sales in fiscal 2002.

CREDIT SALES

     Kmart and Capital One Financial Corporation ("Capital One") launched a Kmart MasterCard on September 25, 2000. The Kmart MasterCard combines the exclusivity of private label card benefits along with MasterCard's global acceptance at more than 18 million locations. Capital One is the exclusive issuer and creditor of the Kmart MasterCard and is responsible for the evaluation and approval of credit applications for the Kmart MasterCard. As of January 29, 2003, there were approximately 3,039,000 cardholders. Kmart bears no credit risk or risk of loss with respect to any Kmart MasterCard account. The former private label Kmart Credit Card through Household Bank (SB), N.A., a unit of Household International, Inc. was discontinued in October 2000. In addition to the Kmart MasterCard program, which is owned and operated by Capital One, all of our stores accept major bank credit cards as payment for merchandise.

EMPLOYEES

     We employed approximately 212,000 persons as of January 29, 2003, making us one of the largest employers in the United States. We anticipate that our employee base will decrease by over 34,000 as a result of the store closures and headquarter reductions expected to be completed in the first quarter of fiscal 2003.

FOOD AND CONSUMABLES DISTRIBUTION AGREEMENT

     In February 2001, we entered into an alliance with Fleming Companies, Inc. ("Fleming"). During the ten-year term of the agreement, Fleming was to supply substantially all food, consumables and core pantry products in all current and future Kmart stores and Kmart Supercenters. Under terms of the agreement, Fleming provided procurement, storage, and logistics functions. Fees paid to Fleming under the agreement for such services varied based on volume and other factors. Due to increased capacity in our distribution centers after completing our store closings in both 2002 and 2003, we have the ability to supply the food and consumables products ourselves and manage the supply of food and consumables by regional wholesalers at a significantly lower cost. Self-distribution should additionally increase in-stock levels, particularly for advertised goods, and should allow Kmart to cement relationships with individual food and consumable vendors. As a result, on February 3, 2003 we announced that we had terminated our supply relationship with Fleming by means of a rejection of the 2001 contract through Kmart's Chapter 11 reorganization. Fleming continued to supply food and consumable products to us until March 8, 2003. We now facilitate the supply of these products ourselves. Kmart has experienced minimal business interruption in the transition. As part of the bankruptcy proceedings, Fleming has filed a claim of $1.5 billion as of March 11, 2003. On March 18, 2003, we came to an agreement with Fleming in regards to their claim, settling on a $15 million administrative claim and a $385 million pre-petition claim. This agreement is subject to Court approval. Our estimate of our liability related to this claim will be represented in our results of operations in the first quarter of 2003.

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

ITEM 2. PROPERTIES

     At January 29, 2003, we operated a total of 1,829 general merchandise stores which are located in the United States, Puerto Rico, the U.S. Virgin Islands and Guam. We lease our store facilities, with the exception of 133 stores that we own. Our store leases are generally for terms of 25 years with multiple five-year renewal options that allow us the option to extend the life of the lease up to 50 years beyond the initial non-cancelable term. On January 29, 2003, the Court approved the closure of 326 stores in 40 states, and, subsequently that number was reduced to 316 stores due to rent concessions received from landlords at 10 stores.

     We own our headquarters building in Troy, Michigan and lease an administrative building in Royal Oak, Michigan. We own one distribution center and lease 17 other distribution centers in the United States for initial terms of 10 to 30 years with options to renew for additional terms. We intend to close one distribution center that is a leased location.

     A description of our leasing arrangements appears in Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     On the Petition Date, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al., case No. 02 B 02474." Included in the Consolidated Financial

Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities and results of operations of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements. We retain control of our assets and are authorized to operate the business as a debtor-in-possession while being subject to the jurisdiction of the Court. As of the Petition Date, most pending litigation is stayed, and absent further order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. We presently expect, as determined in the Plan of Reorganization, that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets. Unsecured claims may be satisfied at less than 100% of their fair value and the equity interests of our shareholders may have no value. See Item
1. Business Proceedings Under Chapter 11 of the Bankruptcy Code, of this Form 10-K.

     Kmart has been provided with copies of anonymous letters sent to the SEC, our auditors, directors and legal counsel expressing concern with respect to various matters. The letters purport to be sent by certain of our employees. The letters have been referred to the Audit Committee, which has engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U.S. Attorney's office for the Eastern District of Michigan with respect to their investigations of these matters. A detailed discussion of the investigation and stewardship review undertaken by counsel under the supervision of the Audit Committee, as well as the results of such investigation and review, is contained in the Disclosure Statement, which we filed as Exhibit 2.2 to our Current Report on Form 8-K dated March 7, 2003.

     Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock. The initial complaints were filed on behalf of purchasers of common stock between May 17, 2001 and January 22, 2002, inclusive, and named Charles C. Conaway, former CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan, allege, among other things, that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. On October 15, 2002, an amended consolidated complaint was filed that enlarged the class of persons on whose behalf the action was brought to include purchasers of Kmart securities between March 13, 2001 and May 15, 2002, and added former officers Jeffrey N. Boyer, Mark S. Schwartz, Matthew F. Hilzinger, Martin E. Welch III, and PricewaterhouseCoopers LLP as defendants. Kmart is not a defendant in this litigation by virtue of the automatic stay. On July 31, 2002, attorneys for plaintiffs in the pending class action lawsuits filed a class proof of claim in the Court (the "Class Proof of Claim") on behalf of the plaintiffs and all purchasers of Kmart common stock between May 17, 2001 and January 22, 2002, inclusive. The Class Proof of Claim, which is asserted against the Debtors, reserved the right to identify additional claimants or members of the class group in the future. In support of the Class Proof of Claim, the claimants rely on the above-referenced class actions filed against the parties identified above. The claimants state that the grounds for liability are alleged damages for violations of federal securities laws, including the Securities Exchange Act of 1934, in connection with the purchase or acquisition of Kmart common stock by the claimants during the class period. The Class Proof of Claim alleges that the Debtors are liable to the claimants for damages in a sum not presently determinable but believed to be not less than $700 million in the aggregate, plus interest, costs and allowed attorneys' fees.

     On March 18, 2002, a purported class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and directors of Kmart alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in Kmart stock; failure to provide complete and accurate information about Kmart common stock; and failure to provide accurate information regarding our financial condition. Subsequently, amended complaints were filed that added additional current and former employees and directors of Kmart as defendants. Kmart is not a defendant in this litigation.

     On April 26, 2002, a lawsuit was filed in the United States District Court for the Eastern District of Michigan on behalf of three limited partnerships that purchased stock of Bluelight.com, a subsidiary of Kmart, naming Charles C. Conaway, as former CEO and Chairman of the Board of Kmart, as the sole defendant. The Complaint alleges that Mr. Conaway breached his fiduciary duty, took certain actions and made certain misrepresentations that induced plaintiffs to exchange their Bluelight.com stock for Kmart stock and prevented plaintiffs from realizing the market value of their stock. The complaint also alleges violations of Section 10b-5 of the Securities and Exchange Act of 1934 and
Section 410 of the Michigan Uniform Securities Act. Kmart was not a defendant in this litigation. On January 16, 2003, the District Court dismissed the complaint. On February 14, 2003, a lawsuit was filed by the Softbank Funds against Mr. Conaway in the Circuit Court of Cook County, Illinois. This lawsuit seeks $33 million from the defendant for alleged breach of fiduciary duty in connection with the failure of Kmart to cause the registration of the plaintiffs' shares of Kmart common stock to become effective. This claim is essentially the same as count I of the lawsuit that was dismissed on January 16, 2003.

     In connection with the investigation by the United States Attorney in Puerto Rico of alleged actions by Kmart's employees following the 1998 Hurricane Georges, on October 28, 2002, Kmart's wholly owned subsidiary, S.F.P.R., Inc. a Puerto Rico corporation, pled guilty to one count of mail fraud in violation of 18 U.S.C. Sections 1341 and 1342 pursuant to a plea agreement providing for a three year probation period, a fine in the amount of $2 million and other agreements. Kmart has paid the fine and taken certain other actions, none of which have had a material adverse effect on Kmart's liquidity, financial position or results of operations.

     Kmart is a defendant in six putative class actions and one multi-plaintiff case pending in California, all relating to Kmart's classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act ("FLSA") and the California Labor Code and Kmart's alleged failure to pay overtime wages as required by these laws. These seven wage-and-hour cases were all filed during 2001 and are currently pending in the United States District Court for the Eastern District of California (Henderson v. Kmart), the United States District Court for the Central District of California (Gulley v. Kmart, the multi-plaintiff case, which was originally brought in state court) and the Superior Courts of the State of California for the Counties of Alameda, Los Angeles and Riverside (Panossian v. Kmart, Wallace v. Kmart, Pierce v. Kmart, Hancock v. Kmart, Pryor v. Kmart). If all of these cases were determined adversely to Kmart, the resulting damages could have a material adverse impact on our results of operations and financial condition. However, there have been no class certifications, all of the cases are stayed as a result of Kmart's bankruptcy and, based on our initial investigations, we believe that we have numerous defenses. We presently do not expect to have any significant financial exposure as a result of these cases.

     Kmart is a defendant in a putative class action pending in Oklahoma relating to the proper payment of overtime to hourly associates under the FLSA. The plaintiff claims he represents a class of all current and former Kmart employees who have been improperly denied overtime pay. This case was filed on March 4, 2003 and is currently pending in the U.S. District Court for the Northern District of Oklahoma. At this time, the likelihood of a material unfavorable outcome is not considered probable.

     There is an increasing trend of high profile class action litigation, particularly in the retail industry, against employers of large numbers of people which allege violations of the FLSA. Other companies against which these cases have been filed have paid significant settlements and/or had significant judgments entered against them. Kmart has a large employee base; however, no class actions against Kmart have yet been certified. The actions described above are the only FLSA related matters that are currently pending against Kmart.

     We are a party to a substantial number of other claims, lawsuits, and pending actions, most of which are routine and all of which are incidental to our business. Some matters involve claims for large amounts of damages as well as other relief. We assess the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, we record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Although the final consequences of these proceedings are not presently determinable, in the opinion of management, they are not expected to have a material adverse effect on our liquidity, financial position or results of operations.

     In addition to the foregoing, there are numerous other matters filed with the Bankruptcy Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities. Although none of these individual matters which have been filed to date have had or are expected to have a material adverse effect on Kmart, our ability to successfully manage the reorganization process could be negatively impacted by adverse determinations by the Court on certain of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR KMART'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock and the trust preferred securities are presently being quoted on the Pink Sheets Electronic Quotation Service maintained by the National Quotation Bureau, Inc. The new ticker symbols KMRTQ and KMTPQ have been assigned to our common stock and trust preferred securities, respectively, by the over-the-counter bulletin board. There were approximately 76,658 shareholders of record of Kmart common stock as of March 1, 2003. As of December 19, 2002, our common stock and trust preferred securities were suspended from trading by the NYSE and the Pacific and Chicago Exchanges and, thereafter, delisted from such exchanges.

     The quarterly high and low sales prices for our common stock for the two most recent fiscal years are set forth below:

                                                                      2002
                                                      -------------------------------------
                                                       FIRST    SECOND     THIRD    FOURTH
                                                      QUARTER   QUARTER   QUARTER   QUARTER
                                                      -------   -------   -------   -------
Common stock price
  High..............................................   $1.78     $1.22     $0.72     $0.71
  Low...............................................    0.89      0.52      0.38      0.10

                                                                     2001
                                                     -------------------------------------
                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
Common stock price
  High.............................................  $10.66    $12.13    $13.16     $6.85
  Low..............................................    8.42     10.10      5.74      0.70

ITEM 6. SELECTED FINANCIAL DATA

     The table below summarizes our recent financial information. For further information, refer to our Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data, of this Form 10-K.

                                                          2002      2001      2000      1999      1998
                                                         -------   -------   -------   -------   -------
                                                                      (DOLLARS IN MILLIONS)
SUMMARY OF OPERATIONS
Total sales(1).........................................  $30,762   $36,151   $37,028   $35,925   $33,674
Comparable sales %(2)..................................    (10.1)%    (0.1)%     1.1%      4.8%      4.8%
Total sales %..........................................    (14.9)%    (2.4)%     3.1%      6.6%      4.6%
Cost of sales, buying and occupancy....................   26,258    29,853    29,732    28,161    26,357
Selling, general and administrative expenses...........    6,544     7,588     7,366     6,569     6,288
Restructuring, impairment and other charges............      739     1,091        --        --        19
Interest expense, net..................................      155       344       287       280       293
Continuing (loss) income before income taxes, preferred
  dividends, and reorganization terms..................   (2,900)   (2,725)     (370)      959       755
Chapter 11 reorganization items........................     (386)      183        --        --        --
Net (loss) income from continuing operations(3)........   (3,262)   (2,612)     (268)      594       491
Discontinued operations................................       43       166        --      (230)       --
Net (loss) income......................................   (3,219)   (2,446)     (268)      364       491
PER COMMON SHARE
Basic:
  Continuing (loss) income.............................  $ (6.44)  $ (5.29)  $ (0.53)  $  1.21   $  1.00
  Discontinued operations..............................  $  0.08   $  0.34   $    --   $ (0.47)  $    --
  Net (loss) income....................................  $ (6.36)  $ (4.95)  $ (0.53)  $  0.74   $  1.00
Diluted:(4)
  Continuing (loss) income.............................  $ (6.44)  $ (5.29)  $ (0.53)  $  1.15   $  0.96
  Discontinued operations..............................  $  0.08   $  0.34   $    --   $ (0.41)  $    --
  Net (loss) income....................................  $ (6.36)  $ (4.95)  $ (0.53)  $  0.74   $  0.96
Book value.............................................  $ (0.58)  $  6.42   $ 12.09   $ 12.73   $ 11.84
FINANCIAL DATA
Working capital(5).....................................  $ 3,982   $ 7,189   $ 3,540   $ 3,915   $ 4,060
Total assets...........................................   11,238    14,183    14,815    15,192    14,238
Liabilities subject to compromise......................    7,969     8,093        --        --        --
Long-term debt(5)......................................       --       330     2,084     1,759     1,538
Long-term capital lease obligations....................      623       857       943     1,014     1,091
Trust convertible preferred securities.................      646       889       887       986       984
Capital expenditures...................................      252     1,385     1,089     1,277       981
Depreciation and amortization..........................      737       824       777       770       671
Current ratio(5).......................................      2.9      12.0       1.9       1.9       2.1
Basic weighted average shares outstanding (millions)...      506       494       483       492       492
Diluted weighted average shares outstanding
  (millions)(4)........................................      506       494       483       562       565
Number of Stores.......................................    1,829     2,114     2,105     2,171     2,161
U.S. Kmart store sales per comparable selling square
  footage..............................................  $   212   $   235   $   236   $   233   $   222
U.S. Kmart total selling square footage (millions).....      139       154       153       155       154

---------------

(1) Our fiscal year ends on the last Wednesday in January. Fiscal 2000 consisted of 53 weeks.

(2) Comparable store sales for 2000 are based on the 52 week period ended January 24, 2001.

(3) Net (loss) income from continuing operations includes the following non-comparable items: in 2002, $1,256 for inventory write-downs, $695 for asset impairments, $50 for cost reduction initiatives, and $26 for other items; in 2001, $971 for asset impairments, $163 for supply chain restructuring, $97 for BlueLight.com, and $23 for Voluntary Early Retirement Program/Severance; in 2000, $728 ($463 net of tax) for strategic initiatives; in 1999, $11 ($7 net of tax) to reflect the cumulative effect of a change in accounting method for layaway sales; and in 1998, $19 ($13 net of tax) related to VERP.

(4) Consistent with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share," preferred securities were not included in the calculation of diluted earnings per share for 2002, 2001, and 2000 due to their anti-dilutive effect.

(5) For fiscal years 2002 and 2001, working capital, long-term debt and current ratio do not include liabilities classified as subject to compromise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

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

     - our ability to operate pursuant to the terms of the DIP Credit Facility ,

     - our ability to obtain Court approval with respect to motions in the Chapter 11 proceeding from time to time,

     - our ability to confirm and consummate the Plan of Reorganization in a timely manner,

     - risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases,

     - our ability to offset the negative effects that the filing for reorganization under Chapter 11 has had on our business, including the loss in customer traffic, the impairment of vendor relations and the constraints placed on available capital,

     - our ability to obtain and maintain normal terms with vendors and service providers,

     - the ability of our vendors to obtain satisfactory credit terms from factors and other financing sources,

     - our ability to maintain contracts, including leases, that are critical to our operations,

     - the potential adverse impact of the Chapter 11 cases on our liquidity or results of operations,

     - our ability to implement our long-term strategy and/or develop a market niche, and

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

     Similarly, these and other factors, including the terms of the final reorganization plan, if any, ultimately confirmed, can affect the value of our various pre-petition liabilities, common stock and/or other equity securities. Until Kmart's Plan of Reorganization is confirmed by the Court, the recoveries of pre-petition claims holders are subject to change. Accordingly, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies.

     If the final plan of reorganization confirmed by the Court is consistent with the Plan of Reorganization recently filed with the Court, it would result in the cancellation of the existing Kmart common stock with holders thereof receiving no distributions under the Plan of Reorganization other than, possibly, for a minor interest in a creditor litigation trust to be established pursuant to the Plan of Reorganization. In light of the foregoing, Kmart considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, Kmart urges that appropriate caution be exercised with respect to existing and future investments in Kmart common stock or any claims relating to pre-petition liabilities and/or other Kmart securities.

OVERVIEW

     As a result of a rapid decline in our liquidity resulting from our below-plan sales and earnings performance in the fourth quarter of fiscal year 2001, the evaporation of the surety bond market, an erosion of supplier confidence, intense competition, unsuccessful sales and marketing initiatives, the continuing recession, and recent capital market volatility, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court, on January 22, 2002.

     Under Chapter 11, we are operating our business as a debtor-in-possession. As of the Petition Date, actions to collect pre-petition indebtedness as well as most other pending litigation, are stayed and other pre-petition contractual obligations generally may not be enforced against Kmart. In addition, under the Bankruptcy Code we may assume or reject executory contracts and unexpired leases, subject to approval of the Court and our satisfaction of certain other requirements. Parties affected by these rejections may file claims in accordance with the reorganization process. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders and approved by the Court.

     Following the filing for protection under Chapter 11, we obtained, and received Court approval for, a $2 billion senior secured DIP Credit Facility for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The DIP Credit Facility requires that we maintain certain financial covenants and restricts future liens, indebtedness, capital expenditures, dividend payments and sale of assets. A description of the DIP Credit Facility appears under "Analysis of Financial Condition."

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

     On June 18, 2002, we completed an auction, in which 57 of the 283 leases for the closed stores were sold. On June 28, 2002, the Court approved the auction and we were authorized to sell one lease and designation rights on 56 leases for consideration totaling $46. We may be entitled to additional proceeds in the event that our designation rights Purchaser of 54 leases achieves a certain level of proceeds on its sale of these leases. Designation rights allow the purchasers to put the leases back to Kmart prior to any assignment or termination of such leases. If a lease is put back to Kmart, we retain the option of rejecting the lease in Court with no obligation to return the proceeds. Of the 56 leases for which we were authorized to sell designation rights, 23 have been assigned, four have been terminated or rejected under landlord agreements and nine have been excluded and rejected as of the end of fiscal 2002. Two additional leases were excluded and rejected during the first quarter of fiscal 2003. Six additional leases were approved for assignment during the fourth quarter of fiscal 2002. These six leases were assigned during the first quarter of fiscal 2003. The Purchaser of our interest in the remaining closed store leasehold defaulted under its Agreement and the lease was rejected. In addition, pursuant to the auction and bidding procedures, we entered into lease termination agreements for 11 of the 283 leases for the aggregate amount of $20 and the waiver of certain leasehold and rejection damages claims. There was no successful bidder on the remaining leases which were rejected.

     On September 24, 2002, the Court approved our request to pay eligible reclamation claimants 75% of allowed reclamation claims in full satisfaction of these claims. Payments were required by November 20, 2002 or 30 days after a claimant elects to receive such payment. Vendors who elect to receive 75% of their reclamation claims are required to comply with certain terms. We have paid reclamation claims of approximately $18. Alternatively, holders of allowed reclamation claims may elect to receive 100% of such claims when we emerge from Chapter 11. As of March 20, 2003, out of a total of 693 reclamation claims, we have settled 680 claims for a total of approximately $122.

     On January 28, 2003, the Court approved the closure of 326 stores located in 40 states, which number was later reduced to 316, or approximately 17% of our 1,829 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Several factors were considered in the store closing analysis, including historical and projected operating results; the anticipated impact of current and future competition; future lease liability and real estate value; store age, size, and capital spending requirements; the expected impact of store closings on Kmart's competitive position; the estimated potential savings from exiting markets and regions; the potential impact of store closings on purchasing power and allowances; and the potential impact of store closings on market coverage. Shortly after receiving Court approval we commenced store closing sales. We anticipate closing these locations in the first quarter of fiscal 2003, after liquidation sales have been completed. We anticipate that approximately 34,000 employees will be impacted by these closures.

     On February 3, 2003, we announced that we had terminated our supply relationship with Fleming by means of a rejection of the parties' 2001 contract through Kmart's Chapter 11 reorganization. Fleming continued to supply food and consumable products to us until March 8, 2003. We now facilitate the supply of these products ourselves. The transition to self-sourcing has not had a material adverse effect on our results of operations. As part of the bankruptcy proceedings, Fleming has filed a claim of $1.5 billion as of March 11, 2003. On March 18, 2003, we came to an agreement with Fleming in regards to their claim, settling on a $15 administrative claim and a $385 pre-petition claim. This agreement is subject to Court approval. Our estimate of our liability related to this claim will be represented in our results of operations in the first quarter of 2003.

     On February 25, 2003, the Court approved Kmart's Disclosure Statement with respect to the Plan of Reorganization and authorized a balloting and solicitation process that commenced on or about March 7, 2003 and is expected to conclude on April 4, 2003. A hearing on confirmation of the Plan of Reorganization is scheduled to commence in the Court on April 14, 2003. Assuming confirmation of the Plan of Reorganization, we would plan to emerge by April 30, 2003. There can be no assurance, however, that the Plan of Reorganization will be confirmed by the Court, or that such Plan of Reorganization will be consummated; in addition, the timing of such actions may be other than currently planned by Kmart. A Plan of Reorganization cannot become effective until confirmed by the Court, upon certain findings being made by the Court which are required by the Bankruptcy Code. The Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. If it is determined, as is expected, that liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets available to satisfy them, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of Kmart's shareholders may have no value.

     Additional information regarding the Chapter 11 case appears in Item 1. Business -- Proceedings Under Chapter 11 of the Bankruptcy Code, of this Form 10-K.

     The ability of Kmart to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

     - having the Plan of Reorganization confirmed by the Court in a timely manner;

     - being able to successfully implement our business plans and otherwise offset the negative effects that the Chapter 11 filing has had on our business, including the loss in customer traffic and the impairment of vendor relations;

     - operating within the framework of our DIP Credit Facility and/or the Exit Financing Facility, including limitations on capital expenditures and its financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms; and

     - attracting, motivating and/or retaining key executives and associates.

     These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer. See "Cautionary Statement Regarding Forward-Looking Information" in
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

     The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7. Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change, due to the restructuring of Kmart's assets and liabilities as a result of the Plan of Reorganization and the application of "Fresh Start" accounting.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

  INVENTORY VALUATION

     Our inventories are valued primarily using the retail inventory method. Inventories are valued at the lower of cost, determined primarily by the last-in, first-out method, utilizing internal inflation indices, or market value, using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost and resulting gross margins are determined by applying a calculated cost-to-retail ratio, for various groupings of similar items, to the retail value of inventories. The cost of inventory is decreased by charges to Cost of sales, buying and occupancy at the time the retail value of inventory is lowered through the use of permanent markdowns. Therefore, earnings are negatively impacted as the merchandise is marked-down, prior to sale. The areas requiring significant management judgment include: (1) setting the original retail value for merchandise, (2) evaluating merchandise for which the customer's perception of value has declined and appropriately marking the retail value of the merchandise down to the perceived value, and (3) provisions for shrinkage. If actual market or weather conditions are more or less favorable than those projected by management, adjustments may result.

  VENDOR ALLOWANCES

     Periodic payments from vendors in the form of buydowns, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of Cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to cost of goods sold over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed. To the extent our agreements with vendors specify co-op advertising, prior to the fourth quarter of 2002, we have classified such credits as a reduction to advertising expense in Selling, general and administrative expenses. Emerging Issues Task Force ("EITF") 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16"), which is effective for all arrangements entered into after December 31, 2002, requires, vendor allowances to be classified as a reduction to cost of sales unless evidence exists supporting an alternative classification. We early adopted the provisions of EITF 02-16, on a prospective basis, in the fourth quarter of 2002 and, as a result, we classified $209 of co-op recoveries as a reduction of Cost of sales, buying and occupancy, which would otherwise have been recorded as a reduction of selling, general and administrative expenses ("SG&A").

  RESTRUCTURING CHARGES

     We have provided restructuring charges in fiscal 2002, 2001 and 2000 to close stores, liquidate inventory, and optimize our information systems, supply chain and e-commerce business. These charges required judgments about exit costs to be incurred for employee severance, contract and lease terminations, the future net realizable value of long-lived assets and inventory to be disposed of, and other liabilities. As a result of the bankruptcy proceedings, certain estimates for store closings are now calculated based on statutory formulas; however, significant judgment is involved in estimating the claims of lessors for items other than rent, including cure costs, taxes, utilities, etc. The ability to obtain agreements with lessors to terminate leases or with other parties to assign leases can also affect the accuracy of current estimates.

  LONG-LIVED ASSET IMPAIRMENTS

     It is our policy to review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable and annually when no such event has occurred. We review assets held and used on a store-level basis, which is the lowest level of assets for which there are identifiable cash flows. An impairment of long-lived assets exists when future undiscounted cash flows are less than an asset groups' carrying value over the estimated remaining useful life of the store. Impairment is measured as the difference between carrying value and fair market value. Fair value was based on appraised value or estimated sales values of similar assets in recent transactions. Assumptions and estimates used in the evaluation of impairment, including current and future economic trends for stores in many geographic regions, are subject to a high degree of judgment and complexity and changes in the assumptions and estimates may affect the carrying value of long-lived assets, and could result in additional impairment charges in future periods.

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

  PENSION BENEFITS

     Prior to 1996, Kmart maintained defined benefit pension plans covering eligible associates. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans (except for the purpose of the subsidized early retirement program provided by the plan). For the past eight years, Kmart has not been required to make contributions to the plans. These plans have net pension income/expense determined by actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected returns on plan assets and the rate of future compensation increases. We are required to consider current market conditions, including changes in interest rates and plan asset investment returns, in determining these assumptions. Actuarial assumptions may differ materially from actual results due to changing market and economic conditions, changes in investment strategies and higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact to the amount of net pension income/expense recorded in future periods.

  LEGAL RESERVES

     Kmart is periodically involved in various legal actions arising in the normal course of business. Management is required to assess the probability of any adverse judgments as well as the potential range of any losses. Management determines the required accruals after a careful review of the facts of each legal action. Kmart's accruals may change in the future due to new developments in these matters.

  VALUATION ALLOWANCES ON DEFERRED INCOME TAXES

     Kmart accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have evaluated the realizability of the deferred tax assets and have recorded a full valuation allowance against such assets as ultimate realization is uncertain. Our assumptions regarding future realization may change due to future operating performance and other factors.

     For a detailed discussion of our accounting policies and related estimates and judgments, see Note 2 of the Notes to Consolidated Financial Statements, in
Item 8. Financial Statements and Supplementary Data, of this Form 10-K. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the Consolidated Financial Statements, we cannot guarantee that our estimates and assumptions will be accurate, which could require us to make adjustments to these estimates in future periods.

RESULTS OF OPERATIONS

     The following MD&A discussion provides a comparative analysis of operating results as reported for fiscal 2002, 2001 and 2000.

FISCAL 2002 COMPARED TO FISCAL 2001

     In the 2002 and 2001 fiscal years there were certain significant restructuring efforts that drove the major changes in our operating results including, in the current year, two store closing programs that drove significant inventory markdowns, impairments of long-lived assets and reductions in workforce. In 2001, significant actions included restructuring of our e-commerce business and supply chain. See discussion below on Special charges for more details.

     Same-store sales and total sales for 2002 decreased (10.1%) and (14.9%), respectively. In addition to negative customer perception stemming from our Chapter 11 filing, the decrease in same-store sales is primarily due to lower sales transactions associated with the loss of customers and continued competitive pressures. Same-store sales include sales of all open stores, that have been open for greater than 13 full months. The decrease in total sales is attributable to the decrease in same-store sales and the closure of 283 stores during the second quarter of fiscal 2002.

     Gross Margin was $4,504 and decreased ($1,794) from $6,298 in fiscal 2001. Gross margin, as a percentage of sales, was 14.6% in 2002 and 17.4% in 2001. The decrease in gross margin as a percentage of sales is primarily related to accelerated inventory markdowns of $1,256 in conjunction with store closing liquidations, an increase in promotional markdowns designed to drive customer traffic, an increase in clearance markdowns to improve sell-through on seasonal apparel, and increased shrinkage; partially offset by a higher regular gross margin rate due to the elimination of our BlueLight Always initiative which began in fiscal year 2001, a decrease in sales of food and consumables, which carry lower margins, approximately $200 of vendor credits which would otherwise have been recorded as co-op advertising recoveries in SG&A as a result of our adoption of EITF 02-16, a difference in our LIFO inventory valuation adjustment of $154 and the prior year supply chain restructuring charge of $75. See further discussion on 2001 clearance markdowns under "Internal Investigation -- Vendor Allowance and Inventory Matters."

     Gross margin also decreased as a result of a decrease in total sales due to the closure of 283 stores in the second quarter of 2002 and a decrease in same-store sales.

     SG&A, which includes advertising costs (net of co-op recoveries of $276 in 2002 and $427 in 2001), was 21.3% of sales in 2002 versus 21.0% in 2001. The decrease of ($1,044) from the prior year is due primarily to decreased payroll and benefits due to the closure of 283 stores in the second quarter of fiscal 2002, decreases in expenses for general liability claims due to a second quarter 2001 adjustment of $167 to align general liability reserves with actuarial findings, lower depreciation expense due to an impairment charge recorded in the fourth quarter of fiscal 2001, a 2001 supply chain restructuring charge of $88 and a reduction in electronic media and direct mail advertising, partially offset approximately $200 of co-op recoveries which were recorded in gross margin in accordance EITF 02-16 and an increase in weekly circular advertising.

     Operating loss was ($2,745), or (8.9%) of sales, for 2002 compared to a loss of ($2,381), or (6.6%) of sales, for 2001. The increase in operating loss is attributable to lower gross margin partially offset by a reduction in SG&A, lower impairment charges in the current year and the prior year restructuring charge for our e-commerce business.

     Interest expense, net was $155 and $344 in 2002 and 2001, respectively. Included in interest expense, net is interest income of $4 for 2002 and 2001. Interest expense, net decreased by $189 as a result of the Chapter 11 filing. As of the Petition Date, we stopped accruing interest on unsecured debt classified as Liabilities subject to compromise in our Consolidated Balance Sheet in accordance with SOP 90-7.

     Effective income tax rate was (0.7%) and 0.0% in 2002 and 2001, respectively. In the fourth quarter of fiscal year 2001, we recorded a valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109 as realization of such assets in future years is uncertain. We have continued to maintain a valuation allowance against our net deferred tax assets, and accordingly, we did not recognize any tax benefit from our losses in fiscal year 2002. See Note 17 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

FISCAL 2001 COMPARED TO FISCAL 2000

     In the 2001 and 2000 fiscal years there were certain significant restructuring efforts that resulted in major changes in our operating results including, in 2001, impairments of long-lived assets, restructuring of our e-commerce business and supply chain, and reductions in workforce. In 2000, significant actions included a store closing program that resulted in significant inventory markdowns. See discussion below on Restructuring, impairments and other charges for more details.

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

     Same-store sales and total sales for 2001 decreased (0.1%) and (2.4%), respectively. The decrease in same-store sales is due primarily to fewer sales transactions due to reduced promotional activity and increased competition in the discount retail industry, the deflationary effect of our BlueLight Always program under which we lowered prices on a significant number of high-frequency items and the effect of prior year clearance sales of discontinued merchandise. In addition, total sales decreased due to an additional week of sales in 2000 due to the 53 week fiscal year and the net effect of store openings and closings.

     Gross Margin decreased by ($998) from fiscal 2000 and was, as a percentage of sales, 17.4% in 2001 and 19.7% in 2000. The decline in gross margin rate is driven by a 13.6% rate in the fourth quarter, attributable to the pricing effects of our BlueLight Always program; higher markdowns of seasonal apparel due to unseasonably warm weather; an increase in sales of food and consumables, which on a percent of sales basis, carry lower margins; an adjustment to inventory for LIFO, and restructuring of our supply chain of $75; partially offset by accelerated markdowns on the 2000 inventory liquidation sales of $365, a decrease in clearance sales in 2001 as compared to 2000 and lower distribution costs under our arrangement with Fleming.

     SG&A, which includes advertising costs (net of co-op recoveries of $427 in 2001 and $633 in 2000), was 21.0% of sales in 2001 versus 19.9% in 2000. The increase of $222 over the prior year is due primarily to increased expenses for general liability and workers compensation claims as reserves were increased by approximately $210 in 2001 following significant analysis and actuarial studies, a decrease in co-op recoveries caused by erosion in supplier confidence as a result of the events leading up to our bankruptcy filing under Chapter 11, employee compensation, utility rate increases and restructuring of our supply chain, partially offset by fiscal 2000 store closing expenses and a reduction in advertising expense.

     Operating loss was ($2,381), or (6.6)% of sales, for 2001 compared to operating loss of ($83), or (0.2%) of sales, for 2000. The higher operating loss is attributable to impairment charges of $971 in 2001, the restructuring charge for our e-commerce business of $97 in 2001, lower sales, a lower gross margin rate and an increase in SG&A expenses as discussed above, partially offset by store closing charges and accelerated inventory markdowns in 2000.

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

     Effective income tax rate was (0.0%) and (40.0%) in 2001 and 2000, respectively. In the fourth quarter of fiscal year 2001, we recorded a valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109 as realization of such assets in future years is uncertain. The decrease in effective income tax rate is due to this valuation allowance. See Note 17 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.

ANALYSIS OF FINANCIAL CONDITION

     Following the Petition Date, we have utilized cash flows from operations and the DIP Credit Facility as our primary sources of working capital. Shortly after the Petition Date, in conjunction with our filing under Chapter 11, we entered into a $2 billion DIP Credit Facility. The DIP Credit Facility is a revolving credit facility under which Kmart is the borrower and the rest of the Debtors are guarantors. The DIP Credit Facility has been afforded superpriority claim status in the Chapter 11 case and is collateralized by first liens on substantially all of the Debtors' assets (subject to valid and unavoidable pre-petition liens and certain other permitted liens) and provides that proceeds be used for working capital needs and other general corporate purposes. This superpriority claim and lien position is shared on an equal and ratable basis with up to $200 of claims of our principal cash management banks relating to overdrafts, fees and certain other liabilities arising from the provision of treasury, depository and cash management services to the Debtors.

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

     Under the DIP Credit Facility, capital expenditures are restricted to $650 during fiscal 2002, $800 during fiscal 2003 and $212 during fiscal 2004 up to April 22, 2004, the maturity date, providing that no more than 55% of the capital expenditures permitted in any fiscal year may be made in the first two fiscal quarters and 20% of the unused portion of permitted capital expenditures in any fiscal year may be carried forward to and used in the following year. We are also required to maintain specified levels of cumulative earnings before interest, taxes, depreciation, amortization and special charges as defined by the DIP Credit Facility ("EBITDA") for periods ending as early as June 2002 and thereafter. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, the funds necessary to maintain our operations to become unavailable. The DIP Credit Facility contains other customary events of default, including
(i) certain ERISA events, (ii) a change of control and (iii) the occurrence of certain specified events in the Chapter 11 cases.

     We had no borrowings outstanding under the DIP Credit Facility and $393 and $676 of borrowings outstanding under our $400 credit facility and $1.1 billion credit facility, respectively, at the end of fiscal year 2002. There were $330, $400 and $684 of borrowings outstanding under our DIP Credit Facility, $400 credit facility and $1.1 billion credit facility, respectively, at the end of fiscal year 2001.

     Net cash provided by operating activities was $252 in 2002 as compared to $927 in 2001. The decrease in cash provided by operations is due to increased payments on accounts payable in the current year due to the stay of pre-petition liabilities following our filing for protection under Chapter 11.

     Net cash used for reorganization items was $135. This spending relates primarily to payments under the Key Employee Retention Program ("KERP") and payments to retain bankruptcy advisors.

     Net cash used for investing activities was $252 in 2002 compared to $1,430 in 2001. The decrease in cash used for investing activities is due to the decrease in capital expenditures as a result of restrictions related to our DIP Credit Facility. The majority of capital expenditures in the current year were for store improvements.

     Net cash used for financing activities was ($497) in 2002 compared to cash provided of $1,353 in 2001. The decrease was primarily the result of increased borrowing activity in 2001, including the issuance of $430 of 9 7/8% Notes due June 2008, increased borrowings under the Credit Facility and the 364-day Facility (as defined below) in 2001 as well as the repayment of $330 on our DIP Credit Facility in 2002.

     Due to the seasonal nature of the retail industry, where merchandise sales and cash flows from operations are historically higher in the fourth quarter than any other period, a disproportionate amount of operating income and cash flows from operations is earned in the fourth quarter. Our results of operations and cash flows are primarily dependent upon the large sales volume generated during the fourth quarter of our fiscal year. Fourth quarter sales represented over 29% of total net sales in fiscal 2001. As a result, operating performance for the interim periods is not necessarily indicative of operating performance for the entire year. To support the higher seasonal sales volume we experience a seasonal inventory build in October and November and, as a result, our usage of credit lines is higher for this period of the year. We believe that our DIP Credit Facility and/or our Exit Financing Facility will be adequate to support our forecasted seasonal borrowing needs.

     Our cash needs are satisfied through working capital generated by our business and funds available under our DIP Credit Facility. The level of cash generated by our business is dependent, in significant part, on our level of sales and the credit extended by our vendors. Should, however, we experience a significant disruption of terms with our vendors, the DIP Credit Facility and/or the Exit Financing Facility for any reason become unavailable, or actual results differ materially from those projected, our compliance with financial covenants and our cash resources could be adversely affected.

  INFLATION

     Inflation has not had a significant impact on our business over the past three years and we do not expect it to have a significant impact on operations in the foreseeable future, unless global or geo-political situations substantially affect the world economy.

  FUTURE LIQUIDITY ITEMS

     On January 13, 2003, Kmart received an Exit Financing Facility commitment for $2 billion from GE Commercial Finance, Fleet Retail Finance Inc. and Bank of America, N.A. (the "Exit Financing Facility"). This credit facility, which will be collateralized primarily by inventory, would replace our current $2 billion DIP Credit Facility on the effective date of our Plan of Reorganization. On January 29, 2003, the Court approved this financing which is subject to the satisfaction of customary conditions to closing and would be available to Kmart to help meet help fund exit costs upon emergence from bankruptcy, its ongoing working capital needs, including borrowings for seasonal increases in inventory and other general corporate purposes.

     We expect to make payments of approximately $800 to $850 in conjunction with our planned emergence from Chapter 11. We expect to fund these cash payments through cash flows from our going-out-of-business sales and/or the Exit Financing Facility as well as cash contributions received from Plan Investors upon emergence from Chapter 11.

     Kmart also expects cash flows from operations and/or the Exit Financing Facility to be sufficient to satisfy its capital needs following emergence.

  PENSION PLAN

     Prior to 1996, Kmart maintained defined benefit pension plans covering eligible associates. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans (except for purposes of the subsidized early retirement program provided by the plan). The plans' assets consist primarily of equity and fixed income securities. For the past 8 years, Kmart has not been required to make a contribution to the plans.

     In light of returns in the equity markets in 2002 and prior years and the effect of such returns on the value of the plans' assets, we presently expect that we likely will be required to commence making significant contributions to the plans in 2005 or 2006, although it is possible that contributions could be required earlier. Given that the plans are frozen, the timing for the commencement of our future funding requirements will depend, in large part, on the future investment performance of the plans' assets. Once funding obligations commence, we presently anticipate that such obligations could continue for a period of five or six years at an average rate of between $100 and $200 a year, or between $800 and $900 in the aggregate. The actual level of contributions will depend upon a number of factors, including the actual demographic and other changes affecting valuations.

     In addition to the funding described above, as a result of the returns over the most recent years, expected decreases in our annual discount rate and expected rate of return on assets, we will record pension expense in 2003 as opposed to income as has been recorded in the most recent years.

SPECIAL CHARGES

     Special charges are transactions which, in management's judgment, may make meaningful comparisons of operating results between reporting periods difficult. In determining what amounts constitute a special charge, management considers the nature, magnitude and frequency of their occurrence. Summarized below is the impact of implementing key corporate initiatives, asset impairments, and significant inventory liquidations as a result of the stores closed under Kmart's Chapter 11 proceedings.

                                                CORPORATE
                   MARKDOWNS     LONG-LIVED       COST         SUPPLY                       2000                        IMPACT
                 FOR INVENTORY      ASSET       REDUCTION      CHAIN                      STRATEGIC                       ON
                  LIQUIDATION    IMPAIRMENTS   INITIATIVES   OPERATIONS   BLUELIGHT.COM    ACTIONS    OTHER    TOTAL     EPS
                 -------------   -----------   -----------   ----------   -------------   ---------   ------   ------   ------
Restructuring,
  Impairment
  and Other
  Charges......     $   --          $695           $50          $ --           $(6)         $  --      $--     $  739
Gross Margin...      1,256            --            --             7            --             --       --      1,263
SG&A...........         --            --            --             2            --             --       26         28
                    ------          ----           ---          ----           ---          -----      ---     ------   -----
  2002 Total
    Special
    Charges,
    net........     $1,256          $695           $50          $  9           $(6)         $  --      $26     $2,030   $4.01
                    ======          ====           ===          ====           ===          =====      ===     ======   =====
Restructuring,
  Impairment
  and Other
  Charges......     $   --          $971           $--          $ --           $97          $  --      $23     $1,091
Gross Margin...         --            --            --            75            --             --       --         75
SG&A...........         --            --            --            88            --             --       --         88
                    ------          ----           ---          ----           ---          -----      ---     ------   -----
  2001 Total
    Special
    Charges,
    net........     $   --          $971           $--          $163           $97          $  --      $23     $1,254   $2.54
                    ======          ====           ===          ====           ===          =====      ===     ======   =====
Restructuring,
  Impairment
  and Other
  Charges......     $   --          $ --           $--          $ --           $--          $  --      $--     $   --
Gross Margin...         --            --            --            --            --            365       --        365
SG&A...........         --            --            --            --            --            363       --        363
Tax effect.....         --            --            --            --            --           (265)      --       (265)
                    ------          ----           ---          ----           ---          -----      ---     ------   -----
  2000 Total
    Special
    Charges,
    net........     $   --          $ --           $--          $ --           $--          $ 463      $--     $  463   $0.96
                    ======          ====           ===          ====           ===          =====      ===     ======   =====

     During fiscal years 2002 and 2001, we instituted certain restructuring actions to improve our operations. Also, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets,

("SFAS No. 144") we recorded impairment charges in fiscal 2002 and 2001. These actions are summarized below.

  2002 MARKDOWNS FOR INVENTORY LIQUIDATION

     During fiscal 2002, we recorded charges aggregating $1,256 to write-down inventory to be liquidated at the 316 stores to be closed during the first quarter of fiscal 2003 and the 283 stores that were closed in the second quarter of fiscal 2002 to net realizable value, given the accelerated liquidation strategy. These charges are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations.

     During the fourth quarter of 2002, we recorded $395 relating to the write-down of inventory to its estimated selling value in connection with the liquidation sales in the 316 closing stores. $76 of this charge relates to liquidator fees and expenses associated with the disposition of inventory.

     During the first quarter of 2002, $384 was recorded relating to the write-down of inventory initially existing at the closed stores to its estimated selling value in connection with liquidation sales in the 283 stores. During the liquidation sale, the actual markdowns required to liquidate the inventory were lower than expected. As a result, in the second quarter, we recorded a credit of $36 to adjust our original estimate. $117 of the charge relates to liquidator fees and expenses associated with the disposition of inventory.

     The remaining $320 was recorded relating to the acceleration of markdowns on approximately 107,000 stock keeping units ("SKUs"), the majority of which were transferred from our remaining open stores to the 283 closed stores and included in the liquidation sales. The liquidation of these SKUs required higher markdowns than anticipated, accordingly, an adjustment of $54 was recorded in the second quarter of 2002 to adjust our original estimate of $266.

     The following table summarizes the components of the charges for markdowns for inventory liquidation during fiscal year 2002:

                                                                        ACCELERATED
                                                           LIQUIDATOR   MARKDOWNS OF
                                             WRITEDOWN      FEES AND    DISCONTINUED
                                            OF INVENTORY    EXPENSES        SKUS       TOTAL
                                            ------------   ----------   ------------   ------
First Quarter.............................      $384          $108          $266       $  758
Second Quarter
  Adjustments for actual selling values...       (36)           --            54           18
  Additional fees and expenses............        --             9            --            9
Fourth Quarter............................       395            76            --          471
                                                ----          ----          ----       ------
Total.....................................      $743          $193          $320       $1,256
                                                ====          ====          ====       ======

  LONG-LIVED ASSET IMPAIRMENTS

     During the fourth quarter of fiscal 2002 we recorded a non-cash charge of $695 in accordance with SFAS No. 144 as a result of our strategic decision to close 316 stores in the first quarter of 2003.

     During the fourth quarter of fiscal 2001, due to below-plan sales and earnings performance in the fourth quarter, our filing under Chapter 11 and planned actions under such filings, we performed a recoverability test on our long-lived assets. In accordance with SFAS No. 144, we recorded a non-cash charge of $971. Of the charge, $921 relates to long-lived assets in the 283 stores we closed in the second quarter of 2002. We performed an additional assessment of assets that were not included in the above store analysis and recorded charges totaling $50 for capital projects that were cancelled due to capital expenditure restrictions in our DIP Credit Facility.

  CORPORATE COST REDUCTION INITIATIVES

     During fiscal 2002 we recorded charges totaling $50 to realign our organization to reflect our current business needs as a result of store closings and other cost reduction initiatives we recorded the charges in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). These charges include severance, outplacement services and continuation of healthcare benefits in accordance with the severance plan provisions of our KERP, which was approved by the Court in March 2002. These charges relate to actions we will carry out in the first quarter of 2003 with expected annualized expense savings of approximately $100 and to the second quarter 2002 action whereby we eliminated approximately 400 positions at our corporate headquarters and approximately 50 positions nationally that provided corporate support, as a result of the closing of the 283 stores. We expect to realize annualized expense savings of $110 associated with this action.

  SUPPLY CHAIN OPERATIONS

     On September 6, 2001 we restructured certain aspects of our supply chain infrastructure, including the reconfiguration of our distribution center network and implementation of new operating software across our supply chain. In conjunction with these actions, we recorded a charge of $163 in fiscal 2001. The charge was comprised of $93 related to the disposal of supply chain software and hardware and other assets that are no longer utilized and $23 of accelerated depreciation related to these assets. In addition, $47 was recorded for lease terminations and contractual employment obligations for staff reductions of 956 employees at our distribution centers.

     We recorded $9 for accelerated depreciation in fiscal 2002.

  BLUELIGHT.COM

     In the second quarter of fiscal 2001, we recorded charges totaling $97 ($76, net of tax) related to our e-commerce site, BlueLight.com, comprised of $41 for the impairment of our investment in BlueLight.com, $29 for asset impairments as a result of the restructured business and $27 for lease and contract terminations, severance and other charges for the restructuring of our e-commerce business.

     Based upon the changing environment for the internet businesses, in which the ability for such businesses to raise capital was restricted, management's revised future cash flow projections and the potential need for significant additional cash advances, we adopted a multi-step plan to substantially restructure the operations of BlueLight.com which included acquiring the remaining 40% interest in the company, restructuring the business, outsourcing certain aspects of our overall e-commerce business and severing employees at the BlueLight.com headquarters.

     In the third quarter of fiscal 2002 we reduced the reserves established for BlueLight.com contract terminations by $6 based on our revised estimates for the remaining obligations.

     The results of BlueLight.com's operations are fully consolidated in our financial statements commencing July 31, 2001.

  2000 STRATEGIC ACTIONS

     In the second quarter of fiscal year 2000, we announced a series of strategic actions aimed at strengthening financial performance by achieving improvements in return on invested capital. These actions included deciding to close certain Kmart and Kmart Supercenters, accelerating certain inventory reductions and redefining our information technology strategy. As a result of these initiatives, we recorded a pre-tax charge of $740 ($471 net of tax) during the second quarter of 2000. During the third quarter of fiscal year 2000, we reduced this charge by $12 ($8 net of tax) due to changing the number of scheduled store closings from 72 to 69, thus reducing the reserve for closed stores from $300 to $288. In connection with the bankruptcy filing, we recorded to the reserve a non-cash adjustment of $37 for the rejection of certain leases associated with the 2000 strategic actions charge to reduce the reserve to the allowed estimated claim amount under the Bankruptcy Code.

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
                                                                 ====        ====   ====

  OTHER

     Kmart incurred charges of $26, $23 and $0 for 2002, 2001 and 2000, respectively, for other special charges. In 2002, these special charges included the sale of our Internet Service Provider ("ISP") and e-mail business to Netbrands, a unit of United Online, Inc., which closed on November 4, 2002 and resulted in a gain of $4. The sale of the ISP assets does not affect the www.kmart.com online shopping site. Additionally, in 2002 we recorded $30 of accelerated depreciation on assets to be disposed of following store closings. During 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax).

REORGANIZATION ITEMS, NET

     Reorganization items, net represent amounts we incurred as a direct result of our Chapter 11 filing and are presented separately in the Consolidated Statements of Operations. For fiscal 2002 and 2001 the following have been recorded:

                                                              2002    2001
                                                              -----   -----
2002 store closings.........................................  $ 207   $  --
Employee costs..............................................    156      --
Professional fees...........................................    112       8
General liability reserves..................................     51    (174)
Settlement of pre-petition liabilities......................   (107)     --
Lease auction...............................................    (29)     --
Sale of pharmacy lists......................................    (18)     --
Interest income.............................................    (10)     --
Other.......................................................     24     (17)
                                                              -----   -----
Reorganization items, net...................................  $ 386   $(183)
                                                              =====   =====

     The following paragraphs provide additional information relating to costs that were reported in the line Reorganization items, net in our Consolidated Statement of Operations for the 2002 fiscal year:

  2002 STORE CLOSINGS

     On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. All of the stores were closed as of June 2, 2002.

'SFAS No. 144 requires closed stores to be classified as discontinued operations when a) the operations and cash flows of the stores have been (or will be) eliminated from our ongoing operations and b) we will not have any significant continuing involvement in the operations of the stores after the closure. Based on these criteria, we evaluated the 283 stores closed during the second quarter and determined that in substantially all the cases, the operations and cash flows of the stores would not be eliminated from our ongoing operations. The results of operations for 28 stores were considered to be discontinued operations under the criteria set forth in SFAS No. 144; however, total Sales, Gross margin, and SG&A for these stores represented less than 1% of Kmart's total Sales, Gross margin and SG&A, and were not considered material for separate presentation in the Consolidated Statement of Operations.

     We recorded charges of $207 for expenses related to store closings during fiscal 2002. We charged $228 to our closed store reserve for estimated allowable claims related to lease terminations and other costs and reclassified $140 of capital lease obligations to the closed store reserve during the first quarter of fiscal 2002. During the second, third and fourth quarters of fiscal 2002, we recorded a net credit of $(21) to adjust our estimated allowable claims. The reserve for estimated costs was recorded in accordance with EITF 94-3.

  EMPLOYEE COSTS

     In March 2002, we received Court approval to implement the KERP which provides cash incentives and certain benefits to key members of our salaried management team. The retention program provisions of the KERP are expected to encourage employees to continue their employment with Kmart through the reorganization process. For fiscal year 2002, we recorded charges of $106 for the KERP retention benefits and $50 for other enhanced employee severance benefits for associates in our 283 and 316 stores that were closed and are not covered under the KERP.

  PROFESSIONAL FEES

     We recorded $112 and $8 for professional fees during 2002 and 2001, respectively. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

  GENERAL LIABILITY RESERVES

     During the fourth quarter of 2001, we recorded a credit of $174 for the reduction of our estimated obligation for general liability claims based upon the actuarial determination of the effect of the bankruptcy process on the ultimate development of case reserves and claims incurred but not reported. In the fourth quarter of 2002, we recorded $51 of expense to revise our estimate of our pre-petition obligation for general liability claims.

  SETTLEMENT OF PRE-PETITION LIABILITIES

     We recorded gains of $107 in 2002 representing the difference between the settlement value of certain pre-petition obligations and the estimated amounts recorded for allowable claims, primarily related to lease termination agreements between Kmart and its landlords.

  LEASE AUCTION

     Kmart and certain subsidiaries entered into several Asset Purchase and Designation Rights Agreements ("Agreements") with Kimco Realty Corporation, Schottenstein Stores Corporation and Klaff Realty, LP and other purchasers ("Purchasers"), in accordance with the bidding procedures order entered by the Court on May 10, 2002. Under the terms of the Agreements we agreed to sell to the Purchasers the designation rights with respect to 56 leaseholds for closed stores and our interest in the leasehold for one closed store, (the Purchaser of which defaulted under its Agreement and the lease was rejected). During the designation period, as defined under the Agreements, the Purchaser of designation rights has the sole, exclusive and continuing right to select, identify and designate (i) which leases shall be assumed and assigned (and if assigned to whom), or terminated, and (ii) which properties shall be excluded from the transaction. During fiscal 2002, the leaseholds on the 283 stores not covered by the Agreements have been rejected or terminated.

     In consideration for the designation rights acquisitions, the Purchasers paid $46, all of which was paid in cash during the year. The Purchasers are responsible for paying all carrying costs related to such properties during the designation period, in accordance with the Agreements. In addition, we may be entitled to additional proceeds in the event that designation rights transactions exceed a specified level of proceeds.

     The guaranteed proceeds of $46 are being recognized as income on a pro-rata basis at either the effective date of the property assignment or termination, when we are informed by the Purchasers of their intention to exclude certain leaseholds from future assignments or terminations, or upon expiration of the designation rights period. At the time we are legally released as the primary obligor under the lease agreement, the allowed claim amount established in connection with the Court's approval of our plan to close the store and reject the lease will be reversed. Both the income from the sale of the designation rights and the reversal of allowed claim amounts are reported as Reorganization items, net in the Consolidated Statement of Operations.

     During fiscal 2002, 23 leases under the Agreements have been assigned, four have been terminated or rejected under landlord agreements and nine have been excluded and rejected as of the end of fiscal 2002. Two additional leases were excluded and rejected during the first quarter of fiscal 2003. Six additional leases were approved for assignment during the fourth quarter of fiscal 2002. These six leases were assigned during the first quarter of fiscal 2003. During the year we recognized $29 of proceeds from the sale of designation rights. The remaining funds received have been deferred and will be recognized in our Consolidated Statement of Operations as described above.

  OTHER REORGANIZATION ITEMS

     We recorded $18 of income for the sale of pharmacy lists and $10 for interest income earned on excess cash balances. We also recorded expense of $24 and income of $17 in 2002 and 2001, respectively, for other reorganization items.

DISCONTINUED OPERATIONS

     In connection with Kmart's bankruptcy filing, we recorded primarily non-cash credits in 2002 and 2001 of $43 and $166, respectively, for the reduction of existing lease obligations for certain discontinued operations due to the rejection of such leases, to the amount of the allowed claim under the Bankruptcy Code. The 2002 amounts also include income related to the recovery of claims through the bankruptcy of Hechinger Company.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

     Information concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments is aggregated in the following tables.

                                                       PAYMENTS DUE BY PERIOD
                                         --------------------------------------------------
                                                   WITHIN                            AFTER
CONTRACTUAL OBLIGATIONS                   TOTAL    1 YEAR   2-3 YEARS   4-5 YEARS   5 YEARS
-----------------------                  -------   ------   ---------   ---------   -------
Long-term debt.........................  $ 3,348   $1,204    $  443      $  622     $1,079
Capital lease obligations..............    1,633      184       325         240        884
Operating leases.......................    7,115      620     1,131         946      4,418
Other long-term obligations............      947      159       173         174        441
                                         -------   ------    ------      ------     ------
Total contractual cash obligations.....  $13,043   $2,167    $2,072      $1,982     $6,822
                                         =======   ======    ======      ======     ======

                                               AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                            ------------------------------------------------
                                                    WITHIN                            AFTER
OTHER COMMERCIAL COMMITMENTS                TOTAL   1 YEAR   2-3 YEARS   4-5 YEARS   5 YEARS
----------------------------                -----   ------   ---------   ---------   -------
Trade letters of credit...................  $199     $199      $ --        $ --       $ --
Standby letters of credit.................   170      170        --          --         --
Guarantees................................   613       52       111         127        323
                                            ----     ----      ----        ----       ----
Total commercial commitments..............  $982     $421      $111        $127       $323
                                            ====     ====      ====        ====       ====

     Included in the foregoing amounts are significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Kmart may not be enforced. In addition, we may assume or reject executory contracts, including lease obligations, such as the 316 leases for stores we were authorized to close on January 28, 2003. Therefore, the commitments shown in the above table and discussed above may not reflect actual cash outlays in the future periods.

  GUARANTEES

     As of January 29, 2003, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition (These amounts totaled approximately $550 and $600 for 2002 and 2001, respectively. The present value at 7% of the gross lease for 2002 was over $325); (ii) contingent liabilities under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $64 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance by the parties whose obligations we guarantee and are intended by Kmart, as set forth in the Plan of Reorganization, to be discharged thereunder if such Plan is confirmed and consummated subject to prepetition claims administration as appropriate.

     We are a party to a substantial number of other contracts which are routine and incidental to our business. Certain contracts allow for damage provisions or other paybacks as a result of our termination of the contracts. We assess the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded.

INTERNAL INVESTIGATION -- VENDOR ALLOWANCE AND INVENTORY MATTERS

  VENDOR ALLOWANCE MATTERS

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

     During the first three quarters of fiscal year 2001, Kmart characterized and recorded as incremental allowances $110, $163 and $50, respectively. Kmart selectively identified for review certain of such allowances that had been characterized and recorded as incrementals prior to the adoption of the new accounting policy. Of those reviewed, the amount of allowances which appeared to be questionable, other than those previously disclosed, were $27, $42 and $23, respectively. The questions about these allowances relate to, among other things, the failure to have appropriate signed documentation in place, the failure to have adequate records demonstrating that the allowance was collectible or the failure to otherwise comply with Kmart's historical policies. Based on the investigation, it appears that some of these allowances may have been reported in error in the quarterly financial statements. Given, however, that Kmart's review of allowances was selective, as well as the difficulties of confirming on a retroactive basis whether an incremental allowance is supplemental to the plan, Kmart cannot exclude the possibility that there may be additional incremental allowances in fiscal year 2001 which could be subject to question. In fact, during the fourth quarter of fiscal year 2002, we identified a $2 transaction that had been improperly recorded as an "incremental allowance" during the third quarter of 2001 and have reversed this transaction in our 2002 statement of operations.

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

  Premature Recording of Vendor Allowances

     In addition, in 2002 and after the filing of our original 2001 Annual Report on Form 10-K, we became aware of documents that indicated that there were certain vendor allowance transactions prematurely recorded in our fiscal year 2000 fourth quarter financial statements that required investigation. We also determined that such early recognition of vendor allowances occurred in other prior fiscal periods, although the impact of these transactions on our financial statements was less significant. We described the effect of these items in our Form 10-Q for the thirteen week period ended July 31, 2002 that we filed with the SEC on September 16, 2002. In addition, we thereafter became aware of allowances received from a vendor aggregating $14, which had previously been recognized in our fiscal year 2000 financial statements and that we have determined should more appropriately have been recognized over the five-year life of the contract that we entered into with this vendor.

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

  INVENTORY MATTERS

     Also, in response to inquiries from the staff of the SEC, we have conducted an internal inventory quality review with respect to our 1999, 2000 and 2001 fiscal years. We continue to believe, following the conclusion of this review, that our inventory balances during these periods were, in all material respects, appropriately valued at the lower of cost or market and that, therefore, our financial statements require no adjustment for inventory quality matters. However, we have provided the following additional information with respect to our historical inventory markdown and reserve practices so as to enhance a reader's understanding of our financial statements as presented herein.

  2000 Strategic Actions Charge and Related Matters

     During the second quarter of fiscal year 2000, we reported a $740 charge for strategic actions including the closure of certain stores, acceleration of certain inventory reductions and redefining our information technology strategy. The $740 charge included $290 for the estimated loss on disposal for the accelerated liquidation of certain discontinued product, which is characterized in Management's Discussion and Analysis of this 2001 Form 10-K as a special charge. During the course of the recent internal inventory review, we analyzed the assumptions of the charge related to the accelerated liquidation of the discontinued merchandise, including historical markdown cadences, or the timing for recognizing markdowns in our financial statements, for discontinued product. In carrying out such review, current management observed that the effect of an accelerated markdown cadence, combined with certain transfer costs, approximated $156. In light of these observations with respect to accelerated markdown cadences, current management noted that approximately $134, the remaining portion of the charge, could have been viewed as an operating item and, as such, not reported as a "non-comparable" item. Similarly, current management observes that if the $134 portion of the charge had been reflected as an operating item, it could have been recorded against an existing inventory reserve.

  Inventory Valuation Reserves

     At the end of fiscal year 1999, Kmart had designated valuation reserves related to its discontinued and aged seasonal merchandise inventories of $63, as well as general valuation reserves existing in its LIFO provision of $158. In light of these reserves, the inventory at the end of fiscal 1999 was, in the judgment of current management, properly stated at the lower of cost or market in accordance with generally accepted accounting principles. During the fourth quarter of fiscal year 2000, the $158 general reserve that existed in our LIFO valuation was recharacterized within inventory reserves as a reserve for markdowns on discontinued and aged seasonal merchandise.

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

  2001 Clearance Markdowns

     As indicated in this Form 10-K, inventory valuation is considered to be one of our critical accounting policies as significant judgments and estimates are required in determining merchandise markdowns, among other reasons. A number of factors are considered in determining the timing and amount of merchandise markdowns including rate of product sell-through, projected future demand, and market conditions and weather conditions. The timing of such decisions may have a significant effect on quarterly financial results.

     During this internal inventory review, we noted that levels of clearance markdowns in the second and third quarter of 2001 appeared low in relation to historical markdown experience apparently as a result of, among other things, decisions to minimize markdown activity and related charges in light of Kmart's then operating performance. Although current management found that inventory balances had been properly stated, in all material respects, under our policy of valuing inventory at the lower of cost or market value during each of the quarterly periods of 2001, current management noted that the fewer markdowns in the second and third quarters of 2001 served to increase reported earnings in those quarters, and increase markdowns and decrease reported earnings in the first and fourth quarters. For example, we observed that had markdowns been taken in each quarter of 2001 in a manner which, on a percentage of sales basis, corresponded to the average of the markdowns taken, on a quarterly basis, during fiscal years 1998, 1999 and 2000, excluding the effect of special events such as store closings, the level of clearance markdowns in 2001 could have been increased by $55 and $105 in the second and third quarters, respectively, and reduced by $40 and $120 in the first and fourth quarters, respectively. The actual effect, however, that a different markdown practice could have had on our quarterly net income for the full fiscal year is difficult to predict, given the numerous other factors, estimates and assumptions that would affect our results.

RECORDING OF TAX VALUATION ALLOWANCE

     In the fourth quarter of fiscal year 2001, we recorded a valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain. We have continued to maintain a valuation allowance against our net deferred tax assets, and accordingly, we did not recognize any tax benefit from our losses in fiscal year 2002. The $24 tax benefit recorded during fiscal year 2002 relates to: (i) a $12 tax benefit refunded to Kmart as a result of the alternative minimum tax net operating loss provisions of the Job Creation and Worker Assistance Act of 2002; (ii) a $14 tax benefit refunded to Kmart as a result of the ten year carryback of certain deduction for net operating losses, and (iii) a net $2 in federal, state and foreign income taxes.

STORE ACTIVITY

     Due primarily to the closure of 283 stores in 2002, we ended the year with a 13% decrease in our number of stores, from 2,114 in 2001 compared to 1,829 in 2002. The closures include 270 Kmart discount stores and 12 Kmart Supercenters in 40 states, and one Kmart store in Puerto Rico.

     On January 28, 2003 we received Court approval to close an additional 326 stores. This number was subsequently reduced to 316 stores in 44 states, which include 54 Kmart Supercenters.

     As a result of these store closings, we recorded a charge of $695 in the fourth quarter of 2002, included in the long-lived asset impairment charge described above. In the first quarter of fiscal 2003, we expect to record an additional charge of approximately $300 primarily for exit costs to be incurred for lease rejections and severance.

NEW ACCOUNTING PRONOUNCEMENTS

  ADOPTED PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities. This statement is effective for activities that are initiated after December 31, 2002. We have applied the provisions of this statement to restructuring activities following the effective date.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which provides transition guidance for a voluntary change to the fair value method of accounting from stock option awards. We have included appropriate disclosures required by this statement in our Annual Report on Form 10-K for the year ending January 29, 2003.

     In November 2002, the EITF reached a final consensus on Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," which addresses how a reseller of a vendor's product should account for cash consideration received from a vendor. All cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller's income statement, unless the consideration is reimbursement for selling costs or payment for assets or services delivered to the vendor, and performance-driven vendor rebates or refunds should be recognized only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller's progress in achieving the underlying performance targets. We have applied the classification provisions on a prospective basis beginning with our fourth quarter ended January 29, 2003. The impact of the application of the new standard was to classify $209 of amounts, which would otherwise have been recorded as co-op advertising recoveries in SG&A, as a reduction of Cost of sales, buying and occupancy. We have applied the volume provisions, as required, to all new contracts entered into subsequent to November 21, 2002.

  PENDING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 will be effective for Kmart's 2003 fiscal year beginning on January 30, 2003. We do not believe the provisions of SFAS No. 143 will have a material impact on our financial statements.

     In May of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 addresses the treatment of gains and losses from the extinguishment of debt. SFAS No. 145 is effective January 30, 2003. We will apply the provisions of this statement for all debt extinguishments going forward.

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities -- a new term. Under current practice, two enterprises generally have been included in consolidated financial statements because one entity controls the other. FIN No. 46 defines "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim periods beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the entity must disclose information about those entities in all financial statements issued after January 31, 2003. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have performed an analysis to identify such entities and do not believe that we have any entities that fall within the scope of this standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At January 29, 2003, we did not have any derivative instruments that increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We do not use derivatives for speculative purposes. Currently, our exposure to market risks results primarily from changes in interest rates, principally with respect to the DIP Credit Facility, which is a variable rate financing agreement. We do not use swaps or other interest rate protection agreements to hedge this risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information is submitted pursuant to the requirements of Item 8:

                                                              PAGE
                                                              -----
Consolidated Statements of Operations for the Years Ended
  January 29, 2003, January 30, 2002 and January 31, 2001...     34
Consolidated Balance Sheets as of January 29, 2003 and
  January 30, 2002..........................................     35
Consolidated Statements of Cash Flows for the Years Ended
  January 29, 2003, January 30, 2002 and January 31, 2001...     36
Consolidated Statements of Shareholders' (Deficit) Equity
  for the Years Ended January 29, 2003, January 30, 2002 and
  January 31, 2001..........................................     37
Notes to Consolidated Financial Statements..................     38
Schedule II -- Valuation and Qualifying Accounts............     67
Report of Independent Accountants...........................     69

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      YEARS ENDED JANUARY 29, 2003, JANUARY 30, 2002 AND JANUARY 31, 2001

                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE DATA
Sales.......................................................  $30,762   $36,151   $37,028
Cost of sales, buying and occupancy.........................   26,258    29,853    29,732
                                                              -------   -------   -------
Gross margin................................................    4,504     6,298     7,296
Selling, general and administrative expenses................    6,544     7,588     7,366
Equity income (loss) in unconsolidated subsidiaries.........       34        --       (13)
Restructuring, impairment and other charges.................      739     1,091        --
                                                              -------   -------   -------
Continuing loss before interest, reorganization items,
  income taxes and dividends on convertible preferred
  securities of subsidiary trust............................   (2,745)   (2,381)      (83)
Interest expense, net (contractual interest for fiscal years
  2002 and 2001 was $426 and $352, respectively)............      155       344       287
Reorganization items, net...................................      386      (183)       --
Benefit from income taxes...................................      (24)       --      (148)
Dividends on convertible preferred securities of subsidiary
  trust, net of income taxes of $0, $0 and $25, respectively
  (contractual dividend for fiscal years 2002 and 2001 was
  $65 and $72, net of tax, respectively)....................       --        70        46
                                                              -------   -------   -------
Net loss from continuing operations.........................   (3,262)   (2,612)     (268)
Gain from discontinued operations, both net of income taxes
  of $0.....................................................       43       166        --
                                                              -------   -------   -------
Net loss....................................................  $(3,219)  $(2,446)  $  (268)
                                                              =======   =======   =======
BASIC/DILUTED LOSS PER COMMON SHARE
Net loss from continuing operations.........................  $ (6.44)  $ (5.29)  $ (0.53)
Discontinued operations.....................................     0.08      0.34        --
Net loss....................................................  $ (6.36)  $ (4.95)  $ (0.53)
                                                              =======   =======   =======
Basic/diluted weighted average shares (millions)............    506.4     494.1     482.8

          See accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                  AS OF JANUARY 29, 2003 AND JANUARY 30, 2002

                                                                2002        2001
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS,
                                                               EXCEPT SHARE DATA)
                                      ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................   $   613     $ 1,245
Merchandise inventories.....................................     4,825       5,796
Other current assets........................................       664         800
                                                               -------     -------
TOTAL CURRENT ASSETS........................................     6,102       7,841
Property and equipment, net.................................     4,892       6,093
Other assets and deferred charges...........................       244         249
                                                               -------     -------
TOTAL ASSETS................................................   $11,238     $14,183
                                                               =======     =======

                  LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable............................................   $ 1,248     $    89
Accrued payroll and other liabilities.......................       710         420
Taxes other than income taxes...............................       162         143
                                                               -------     -------
TOTAL CURRENT LIABILITIES...................................     2,120         652
Long-term debt and notes payable............................        --         330
Capital lease obligations...................................       623         857
Other long-term liabilities.................................       181         132
                                                               -------     -------
TOTAL LIABILITIES NOT SUBJECT TO COMPROMISE.................     2,924       1,971
Liabilities subject to compromise...........................     7,969       8,093
Company obligated mandatorily redeemable convertible
  preferred securities of a subsidiary trust holding solely
  7 3/4% convertible junior subordinated debentures of Kmart
  (redemption value of $648 and $898, respectively).........       646         889
Common stock, $1 par value, 1,500,000,000 shares authorized;
  519,123,988 and 503,294,515 shares outstanding,
  respectively..............................................       519         503
Capital in excess of par value..............................     1,922       1,695
(Accumulated deficit) retained earnings.....................    (2,742)      1,032
                                                               -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY........   $11,238     $14,183
                                                               =======     =======

          See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED JANUARY 29, 2003, JANUARY 30, 2002 AND JANUARY 31, 2001

                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                 (DOLLARS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(3,219)  $(2,446)  $  (268)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
  Discontinued operations...................................      (43)     (166)       --
  Restructuring, impairment and other charges...............      739     1,091        --
  Inventory writedown and other charges.....................    1,291       163       728
  Reorganization items, net.................................      386      (183)       --
  Depreciation and amortization.............................      737       824       777
  Equity (income) loss in unconsolidated subsidiaries.......      (34)       --        13
  Dividends received from Meldisco..........................       45        51        44
  (Increase) decrease in inventories........................     (168)      560       335
  Increase (decrease) in accounts payable...................      401     1,046      (137)
  Deferred income taxes and taxes payable...................       23       (55)     (204)
  Changes in other assets...................................      161       295        29
  Changes in other liabilities..............................       67       (23)       14
  Cash used for store closings..............................     (134)     (230)     (217)
                                                              -------   -------   -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................      252       927     1,114
                                                              -------   -------   -------
NET CASH USED FOR REORGANIZATION ITEMS......................     (135)       (6)       --
                                                              -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures......................................     (252)   (1,385)   (1,089)
  Investment in BlueLight.com...............................       --       (45)      (55)
                                                              -------   -------   -------
NET CASH USED FOR INVESTING ACTIVITIES......................     (252)   (1,430)   (1,144)
                                                              -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt............................       --     1,494       400
  Net borrowings on DIP Credit Facility.....................     (330)      330        --
  Payments on debt..........................................      (31)     (320)      (73)
  Debt issuance costs.......................................      (42)      (49)       (3)
  Payments on capital lease obligations.....................      (94)      (86)      (78)
  Payments of dividends on preferred securities of
     subsidiary trust.......................................       --       (72)      (73)
  Purchase of convertible preferred securities of subsidiary
     trust..................................................       --        --       (84)
  Issuance of common shares.................................       --        56        53
  Purchase of common shares.................................       --        --       (55)
                                                              -------   -------   -------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES........     (497)    1,353        87
                                                              -------   -------   -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     (632)      844        57
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    1,245       401       344
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $   613   $ 1,245   $   401
                                                              =======   =======   =======

          See accompanying Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF SHAREHOLDER'S (DEFICIT) EQUITY

                                                   CAPITAL      RETAINED      ACCUMULATED
                                                  IN EXCESS    EARNINGS/         OTHER
                                         COMMON    OF PAR     (ACCUMULATED   COMPREHENSIVE
                                         STOCK      VALUE       DEFICIT)         LOSS         TOTAL
                                         ------   ---------   ------------   -------------   -------
                                                            (DOLLARS IN MILLIONS)
BALANCE AT JANUARY 26, 2000............   $481     $1,555       $ 4,104          $ (13)      $ 6,127
Comprehensive Loss
  Net loss.............................     --         --          (268)            --          (268)
                                                                                             -------
TOTAL COMPREHENSIVE LOSS...............                                                         (268)
Repurchased shares.....................     (5)       (50)           --             --           (55)
Shares issued to employee benefit
  plans................................     11         59            --             --            70
Shares issued for stock option plans...     --          1            --             --             1
Discount on redemption of preferred
  securities...........................     --         13            (3)            --            10
Other..................................     --         --            (3)            --            (3)
                                          ----     ------       -------          -----       -------
BALANCE AT JANUARY 31, 2001............    487      1,578         3,830            (13)        5,882
Comprehensive Loss
  Net loss.............................     --         --        (2,446)            --        (2,446)
  Additional minimum pension liability
     adjustment........................     --         --            --           (339)         (339)
                                                                                             -------
TOTAL COMPREHENSIVE LOSS...............                                                       (2,785)
Shares issued to employee benefit
  plans................................      9         44            --             --            53
Shares issued for stock option plans...      1          9            --             --            10
Shares issued to acquire
  BlueLight.com........................      6         63            --             --            69
Other..................................     --          1            --             --             1
                                          ----     ------       -------          -----       -------
BALANCE AT JANUARY 30, 2002............    503      1,695         1,384           (352)        3,230
Comprehensive Loss
  Net loss.............................     --         --        (3,219)            --        (3,219)
  Additional minimum pension liability
     adjustment........................     --         --            --           (554)         (554)
  Market value adjustment for
     investments.......................     --         --            --             (1)           (1)
                                                                                             -------
TOTAL COMPREHENSIVE LOSS...............                                                       (3,774)
Conversion of preferred securities.....     17        227            --             --           244
Cancellation of restricted stock.......     (1)        --            --             --            (1)
                                          ----     ------       -------          -----       -------
BALANCE AT JANUARY 29, 2003............   $519     $1,922       $(1,835)         $(907)      $  (301)
                                          ====     ======       =======          =====       =======

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

1)  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

     On January 22, 2002 ("Petition Date"), Kmart Corporation and 37 of its U.S. subsidiaries (collectively "the Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Northern District of Illinois ("Court"). The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al. case No. 02 B 02474." Included in the Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements. Kmart Corporation and all of its consolidated subsidiaries are collectively referred to herein as "Kmart," "we," "us," or "our." We decided to seek judicial reorganization based upon a rapid decline in liquidity resulting from below-plan sales and earnings performance in the fourth quarter of the 2001 fiscal year, the evaporation of the surety bond market, an erosion in supplier confidence, intense competition in the discount retail industry, unsuccessful sales and marketing initiatives, the continuing recession and capital market volatility.

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

     Following the filing, we obtained, and received Court approval for a $2 billion senior secured debtor-in-possession financing facility ("DIP Credit Facility") for payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. The DIP Credit Facility requires that we maintain certain financial covenants and restricts liens, indebtedness, capital expenditures, dividend payments and sales of assets.

     On or about March 7, 2003, Kmart commenced a balloting and solicitation process with respect to the Plan of Reorganization, which is expected to conclude on April 4, 2003. A hearing on confirmation of the Plan of Reorganization is scheduled to commence in the Court on April 14, 2003. Assuming confirmation of the Plan of Reorganization, we would plan to emerge from Chapter 11 by April 30, 2003. There can be no assurance, however, that the Plan of Reorganization will be confirmed by the Court, or that such plan will be consummated. In addition, the timing of such actions may be other than currently planned by Kmart. A plan of reorganization cannot be effective until confirmed by the Court, upon certain findings being made by the Court which are required by the Bankruptcy Code.

     Upon emergence from bankruptcy, the amounts reported in subsequent financial statements may materially change due to the restructuring of Kmart's assets and liabilities as a result of the Plan of Reorganization and the application of the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," ("SOP 90-7") with respect to reporting upon emergence from Chapter 11 ("Fresh-Start" accounting). Changes in accounting principles required under generally accepted accounting principles (or statutory regulations) within 12 months of emerging from bankruptcy are required to be adopted at the date of emergence. Additionally, we may choose to make changes in accounting practices and policies at this time. For all these reasons, our financial statements for periods subsequent to emergence from Chapter 11 will not be comparable with those of prior periods. For details on our currents expectations of those changes see our amended disclosure statements (the "Disclosure Statement"), which we filed as
Exhibit 2.2 to our Current Report on Form 8-K dated March 7, 2003.

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheets and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as Reorganization items. Cash used for reorganization items is disclosed separately in the Consolidated Statements of Cash Flows.

     The ability of Kmart to continue as a going concern is predicated upon numerous issues, including our ability to achieve the following:

     - having the Plan of Reorganization confirmed by the Court in a timely manner;

     - being able to successfully implement our business plans and otherwise offset the negative effects that the Chapter 11 filing has had on our business, including the loss in customer traffic and the impairment of vendor relations;

     - operating, pending emergence, within the framework of our DIP Credit Facility and/or the Exit Financing Facility, including its limitations on capital expenditures, its financial covenants, our ability to generate cash flows from operations or seek other sources of financing and the availability of projected vendor credit terms; and

     - attracting, motivating and/or retaining key executives and associates.

     These challenges are in addition to those operational and competitive challenges faced by Kmart in connection with our business as a discount retailer.

2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations: Kmart operates discount department stores located in 50 states, Puerto Rico, the U.S. Virgin Islands, and Guam. Kmart's equity investments consist primarily of our 49% interest in substantially all of the Meldisco subsidiaries of Footstar, Inc. ("FTS"), which operate the footwear department in Kmart stores. We have one operating segment that comprises our retail business.

     Basis of Consolidation: The Consolidated Financial Statements include all majority-owned subsidiaries in which we exercise control. Investments in which we exercise significant influence, but which we do not control (generally 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.

     Fiscal Year: Our fiscal year ends on the last Wednesday in January. Fiscal year 2002 consisted of 52 weeks and ended on January 29, 2003. Fiscal year 2001 consisted of 52 weeks and ended on January 30, 2002. Fiscal year 2000 consisted of 53 weeks and ended on January 31, 2001. Unless otherwise stated, 2003, 2002, 2001 and 2000 refer to fiscal year 2003, fiscal year 2002, fiscal year 2001 and fiscal year 2000, respectively.

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

     Cash: Cash and cash equivalents include all highly-liquid investments with maturities of three months or less. Included are temporary investments of $323 and $0, at year end 2002 and 2001, respectively, and receivables for credit card sales transactions of $41 and $79 at year end 2002 and 2001, respectively. Also included in cash and cash equivalents is $5 and $29 of restricted cash at January 29, 2003 and January 30, 2002, respectively.

     Merchandise Inventories: Inventories are stated at the lower of cost or market, primarily using the retail method. The last-in, first-out ("LIFO") method, utilizing internal inflation indices, was used to determine the cost for $4,730, $5,525 and $6,091 of inventory as of fiscal year end 2002, 2001 and 2000, respectively. Inventories valued on LIFO were $190, $269 and $194 lower than amounts that would have been reported using the first in, first out ("FIFO") method at fiscal year end 2002, 2001 and 2000, respectively. In the fourth quarter of fiscal year 2002, we recorded a LIFO credit of $79 and decreased the LIFO reserve. We recorded a charge of $75 to increase the reserve in 2001 and a credit of $8 to decrease the reserve in 2000.

     Property and Equipment: Property and equipment are recorded at cost. Additions and betterments are capitalized and include expenditures that materially extend the useful lives of existing facilities and equipment. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

     Long-lived Assets: Long-lived assets consist primarily of land, buildings, furniture and equipment and leasehold improvements. It is our policy to review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable and annually when no such event has occurred. We review assets held and used on a store-level basis, which is the lowest level of assets for which there are identifiable cash flows. An impairment of long-lived assets exists when future undiscounted cash flows are less than an asset groups' carrying value over the estimated remaining useful life of the store. Impairment is measured as the difference between carrying value and fair market value. Fair value is based on appraised value or estimated sales values of similar assets in recent transactions. Assets to be disposed of are reported at the lower of carrying amount or fair value less the cost to sell.

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

     Financial Instruments: Cash and cash equivalents, trade accounts payable and accrued liabilities are reflected in our financial statements at cost, which approximates fair value. The fair value of our debt and other financial instruments is discussed in Note 12.

     Derivative Instruments and Hedging Activities: We do not engage in hedging transactions or invest in derivative instruments. Accordingly, the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," do not have a material impact on our Consolidated Financial Statements.

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

     Vendor Rebates and Allowances: Periodic payments from vendors in the form of buydowns, volume or other purchase discounts that are evidenced by signed agreements are reflected in the carrying value of the inventory when earned and as a component of Cost of sales, buying and occupancy as the merchandise is sold. Up-front consideration received from vendors linked to purchases or other commitments is initially deferred and amortized ratably to cost of goods sold over the life of the contract or as performance of the activities specified by the vendor to earn the fee is completed. To the extent our agreements with vendors specify co-op advertising, we have historically classified such credits as a reduction to advertising expense in Selling, general and administrative expenses. Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which was effective for all arrangements entered into after December 31, 2002, requires vendor allowances to be classified as a reduction to cost of sales unless evidence exists supporting an alternative classification. We early adopted the provisions of EITF 02-16, on a prospective basis, in the fourth quarter of 2002 and we classified $209 of co-op recoveries as a reduction of Cost of sales, buying and occupancy, which would otherwise have been recorded as a reduction of selling, general and administrative expenses ("SG&A").

     Pre-Opening Costs: The costs of start-up activities are expensed in the period in which they occur.

     Advertising Costs: Advertising costs, net of co-op recoveries from vendors of $276, $427 and $633 for fiscal years 2002, 2001 and 2000, respectively, are expensed as incurred and amounted to $625, $623 and $508 in 2002, 2001 and 2000, respectively. These costs are included in SG&A in the Consolidated Statements of Operations.

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

     Stock Option Plans: Kmart accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. APB No. 25 provides for measuring stock option awards issued to employees using the intrinsic value. When we award stock options, no compensation expense is recorded because the exercise price is equal to the market value of the stock award on the grant date. The pro forma effects of recognizing compensation expense on net loss and loss per share had we applied fair value method is as follows:

                                                                    YEAR ENDED
                                                      ---------------------------------------
                                                      JANUARY 29,   JANUARY 30,   JANUARY 31,
                                                         2003          2002          2001
                                                      -----------   -----------   -----------
Net loss, as reported...............................     (3,219)      $(2,446)      $ (268)
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects........        (14)          (55)         (35)
                                                        -------       -------       ------
Pro forma net loss..................................    $(3,233)      $(2,501)      $ (303)
                                                        =======       =======       ======
Basic/diluted loss per share:
  As reported.......................................    $ (6.36)      $ (4.95)      $(0.53)
                                                        =======       =======       ======
  Pro forma.........................................    $ (6.39)      $ (5.06)      $(0.63)
                                                        =======       =======       ======

     To determine these amounts, the fair value of each stock option has been estimated on the date of the grant using a Black-Scholes option-pricing model with a dividend yield of 0%. Options generally vest over 3 years on a straight-line basis with a term of 10 years. No stock options were granted in fiscal year 2002 following our Chapter 11 filing.

                                                             2002    2001      2000
                                                             ----   -------   -------
Expected volatility........................................  n/a     0.4435    0.4672
Risk-free interest rates...................................  n/a       4.84      6.43
Expected life in years.....................................  n/a          5         5
Weighted-average fair value per share......................  n/a    $  3.84   $  3.90

     Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are required as part of inventory valuation, restructuring charges, long-lived asset impairments, self-insurance reserves, pension benefits, legal reserves, and valuation allowances on deferred income taxes. Actual amounts, particularly with respect to matters impacted by the proceedings under Chapter 11, could differ from those estimates.

     Reclassifications: Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

     New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to interest expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss will be recognized on settlement. The provisions of SFAS No. 143 will be effective for our fiscal year beginning January 30, 2003. We do not believe the provisions of SFAS No. 143 will have a material effect on our financial statements.

     In May of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishment of debt will be classified as extraordinary items only if they are determined to be unusual and infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions of SFAS No. 145 will be effective for our fiscal year beginning January 30, 2003. We will apply the provisions of this statement for all debt extinguishments going forward.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3. The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. We have applied the provisions of this statement to restructuring activities following the effective date. As a result of adopting the provisions of this standard, certain lease termination and other restructuring costs that otherwise would have been accrued in the fourth quarter of 2002 will be recorded in the first quarter of 2003 at the point that the liability is incurred under the new guidance.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148") which provides transition guidance for a voluntary change to the fair value method of accounting (from the intrinsic value method) for stock option awards. The Statement also amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The disclosure requirements apply to annual as well as interim disclosures, and are applicable whether APB No. 25 or SFAS No. 123 is used to account for stock-based awards. Kmart will continue to apply the provisions of APB No. 25 (intrinsic value) in accounting for stock-based awards, therefore the transition provisions will have no impact to us. We have included the SFAS No. 148 disclosure requirements in this Annual Report on Form 10-K for the year ended January 29, 2003 and will do so in all subsequent interim reports.

     In November 2002, the EITF reached a final consensus on EITF 02-16 which addresses how a reseller of a vendor's product should account for cash consideration received from a vendor. The EITF issued guidance on the following two issues, as follows: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller's income statement, unless the consideration is reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum purchase or sales volumes) should be recognized only if the payment is considered probable, and the method of allocating such payments in the financial statements should be systematic and rational based on the reseller's progress in achieving the underlying performance targets. We have applied the provisions of item (1) above beginning with our fourth quarter ended January 29, 2003. The impact of the application of the new standard was to reclassify $209 of amounts previously classified as co-op advertising recoveries from SG&A to Cost of sales, buying and occupancy. We have applied the provisions of item (2) above, as required, to all new contracts entered into subsequent to November 21, 2002. The impact of item (2) is not expected to have a material effect on our results of operations or cash flows.

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities -- a new term. Under current practice, two enterprises generally have been included in consolidated financial statements because one entity controls the other. FIN No. 46 defines "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim periods beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN No. 46 becomes effective, the entity must disclose information about those entities in all financial statements issued after January 31, 2003. FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have performed an analysis to identify such entities and do not believe that we have any entities that fall within the scope of this standard.

3)  SPECIAL CHARGES

     During fiscal years 2002 and 2001, we instituted certain restructuring actions to improve our operations and executed significant inventory liquidations as a result of the stores closed under Kmart's Chapter 11 proceedings. Also, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we recorded impairment charges in fiscal 2002 and 2001. These actions are summarized below.

  2002 MARKDOWNS FOR INVENTORY LIQUIDATION

     During fiscal 2002, we recorded charges aggregating $1,256 to write-down inventory to be liquidated at the 316 stores to be closed during the first quarter of fiscal 2003 and the 283 stores that were closed in the second quarter of fiscal 2002 to net realizable value, given the accelerated liquidation strategy. These charges are included in Cost of sales, buying and occupancy in the Consolidated Statements of Operations.

     During the fourth quarter of 2002, we recorded $395 relating to the write-down of inventory to its estimated selling value in connection with the liquidation sales in the 316 closing stores. In addition, $76 of this charge relates to liquidator fees and expenses associated with the disposition of inventory.

     During the first quarter, a $384 charge was recorded relating to the write-down of inventory existing at the closed stores to its estimated selling value in connection with liquidation sales in the 283 stores. During the liquidation sale the actual markdowns required to liquidate the inventory were lower than expected. As a result, in the second quarter, we recorded a credit of $36 to adjust our original estimate. $117 of the charge relates to liquidator fees and expenses associated with the disposition of inventory.

     The remaining $320 was recorded relating to the acceleration of markdowns on approximately 107,000 stock keeping units ("SKUs"), the majority of which were transferred from our remaining open stores to the 283 closed stores and included in the liquidation sales. The liquidation of these SKUs required higher markdowns than anticipated, accordingly, an adjustment of $54 was recorded in the second quarter of 2002 to adjust our original estimate of $266.

     The following table summarizes the components of the charges for markdowns for inventory liquidation during fiscal year 2002.

                                                                       ACCELERATED
                                                          LIQUIDATOR   MARKDOWNS OF
                                            WRITEDOWN      FEES AND    DISCONTINUED
                                           OF INVENTORY    EXPENSES        SKUS       TOTAL
                                           ------------   ----------   ------------   ------
First Quarter............................      $384          $108          $266       $  758
Second Quarter
  Adjustments for actual selling
     values..............................       (36)           --            54           18
  Additional fees and expenses...........        --             9            --            9
Fourth Quarter...........................       395            76            --          471
                                               ----          ----          ----       ------
Total....................................      $743          $193          $320       $1,256
                                               ====          ====          ====       ======

  LONG-LIVED ASSET IMPAIRMENTS

     During the fourth quarter of fiscal 2002 we analyzed our stores based on profitability, lease terms and geographic areas. As a result of the analysis, we decided to close 316 stores and in light of the shortened recoverability period in the stores intended to be closed, performed a recoverability test on our long-lived assets. As a result, we recorded a non-cash charge of $695 in accordance with SFAS No. 144. The charge primarily relates to long-lived assets in the closing store locations.

     During the fourth quarter of fiscal 2001, due to below-plan sales and earnings performance in the fourth quarter, our filing under Chapter 11 and planned actions under such filings, we performed a recoverability test on our long-lived assets. In accordance with SFAS No. 144, we recorded a non-cash charge of $971. Of the charge, $921 relates to long-lived assets in our stores. We performed an additional assessment of assets that were not included in the above store analysis and recorded charges totaling $50 for capital projects that were cancelled due to capital expenditure restrictions in our DIP Credit Facility.

     The above charges are included in the Restructuring, impairment and other charges line in the Consolidated Statements of Operations.

  CORPORATE COST REDUCTION INITIATIVES

     During fiscal 2002 we recorded charges totaling $50 relating to the realignment of our organization to reflect our current business needs as a result of store closings and other cost reduction initiatives to improve profitability, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). These charges include severance, outplacement services and continuation of healthcare benefits in accordance with the severance plan provisions of our KERP, which was approved by the Court in March 2002. These charges are included in the line Restructuring, impairment and other charges in our Consolidated Statement of Operations.

     During the fourth quarter of 2002, we announced our intention to eliminate positions at our corporate headquarters and positions nationally that provide corporate support in the first quarter of 2003. As a result of the expected job eliminations, we recorded a charge of $36 during the fourth quarter of fiscal 2002.

     During the second quarter of 2002, we eliminated approximately 400 positions at our corporate headquarters and approximately 50 positions nationally that provided corporate support, as a result of the closing of the 283 stores. As a result of the job eliminations we recorded a charge of $15 during the second quarter of fiscal 2002. In the fourth quarter of 2002, we recorded a credit of $1 as a result of a change in our estimated expenses.

  SUPPLY CHAIN OPERATIONS

     On September 6, 2001 we announced the restructuring of certain aspects of our supply chain infrastructure, including the reconfiguration of our distribution center network and implementation of new operating software across our supply chain. In conjunction with these actions, we recorded a charge of $163 in fiscal 2001.

     We recorded a $93 charge related to the disposal of supply chain software and hardware and other assets that are no longer utilized, in accordance with SFAS No. 144.

     Operating software was replaced at four of our distribution centers in 2002; however, we have suspended the replacement initiative at our other fourteen distribution centers. Accordingly, we have discontinued the acceleration of depreciation at these centers and any remaining net book value of assets is being depreciated over the original useful lives. In fiscal 2001 we recorded a charge of $23 related to the accelerated depreciation. This charge was included in Cost of sales, buying and occupancy in the Consolidated Statement of Operations. There was $9 related to accelerated depreciation in fiscal 2002 of which $7 and $2 was included in Cost of sales, buying and occupancy and SG&A, respectively.

     A $47 charge was recorded for lease terminations and contractual employment obligations for staff reductions of 956 employees at our distribution centers in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF 94-3").

     The following table summarizes the significant components and presentation, in the Consolidated Statements of Operations, of the charge for the restructuring of our supply chain operations during the third quarter of fiscal 2001:

                                                            COST OF SALES,
                                                              BUYING AND
                                                              OCCUPANCY      SG&A   TOTAL
                                                            --------------   ----   -----
Asset impairments.........................................       $ 5         $88    $ 93
Lease obligations.........................................        37          --      37
Contractual employment obligations........................        10          --      10
Accelerated depreciation on software......................        23          --      23
                                                                 ---         ---    ----
Total.....................................................       $75         $88    $163
                                                                 ===         ===    ====

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

     The initial step was executed in the second quarter of 2001, by acquiring the remaining 40% interest in BlueLight.com, LLC, principally through the purchase of all outstanding common and preferred stock of BlueLight.com, Inc., a holding company. BlueLight.com, Inc. and BlueLight.com LLC (hereinafter together or individually, "BlueLight.com") then became wholly-owned subsidiaries of Kmart, which allowed us to execute our restructuring plan. The purchase price of the additional interest was $85, with $69 being satisfied through the issuance of 6.1 million unregistered shares of Kmart common stock and $16 paid in cash. Based upon the revised cash flow projections for the business, we recorded in the second quarter of fiscal 2001 a $41 charge to write-down our investment in BlueLight.com to fair value in accordance with SFAS No. 144. Fair value was determined using the present value of estimated future cash flows. In connection with the transaction, the return of capital put rights for $63 and the 4.4 million warrants for Kmart stock originally granted to SOFTBANK Venture Capital (currently Mobius Venture Capital) and other investors were terminated. The $63 liability for the return of capital puts, recorded due to uncertainties surrounding a start-up operation in the highly competitive e-commerce industry, was relieved.

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
                                                                 ====        ====   ====

  OTHER

  Employee Severance and VERP

     During the first quarter of 2001, our workforce was reduced by 350 employees through a voluntary early retirement program ("VERP") and other employee separations. The total cost of the realignment aggregated $23 ($15, net of tax), which is included in our Consolidated Statement of Operations in the line item Restructuring, impairments and other charges. The charge related to 130 employees that accepted the VERP offer, with costs aggregating $6. The remaining 220 employees were severed and given post-employment benefits including severance, outplacement services, continuation of healthcare benefits and other benefits totaling $17. Of the charge, $19 was reserved for and paid out of our general corporate assets, including benefits for highly-compensated employees accepting the VERP offer, and the remaining $4 was paid out of the Kmart Employee Pension Plan.

  Accelerated Depreciation

     We recorded charges totaling $30 related to the accelerated depreciation of the remaining assets in these stores. This charge is recorded in cost of sales, buying and occupancy in our Consolidated Statements of Operations.

  Reserve Activity

     The following table provides information regarding reserve activity during fiscal year 2002 and 2001 for the fiscal year 2000 strategic actions charge, the fiscal year 2001 employee severance and VERP charge, the fiscal year 2001 BlueLight.com restructuring charge, the fiscal year 2001 supply chain restructuring charge and the fiscal year 2002 store closings charge. Reserves established in connection with the fiscal 2002 store closings include charges of $228 relating to estimated allowable claims associated with lease rejections. Reserves established for 2002 employee severance include $51 for corporate cost reductions, $22 for employees in the 283 stores closed in 2002 and $28 for employees in stores to be closed in 2003. The liabilities aggregated $466 and $127 for 2002 and 2001, respectively.

                                                                          FISCAL YEAR
                               --------------------------------------------------------------------------------------------------
                                                       2002                                               2001
                               -----------------------------------------------------   ------------------------------------------
                                 2002        2002      2001      2001        2000       2001      2001        2001        2000
                               EMPLOYEE     STORE     SUPPLY   BLUELIGHT   STRATEGIC   SUPPLY   BLUELIGHT     VERP/     STRATEGIC
                               SEVERANCE   CLOSINGS   CHAIN      .COM       ACTIONS    CHAIN      .COM      SEVERANCE    ACTIONS
                               ---------   --------   ------   ---------   ---------   ------   ---------   ---------   ---------
Balance, beginning of year...    $ --        $ --      $11       $  18        $98       $--        $--         $--        $177
Additions charged to
  operations.................     101         228        1          --         --        47         27          19          --
Reclassifications............      --         140       --          --         --        --         --          --          --
                                 ----        ----      ---       -----        ---       ---        ---         ---        ----
Total additions..............     101         368        1          --         --        47         27          19          --
Reductions:
  Cash payments:
     Lease obligations.......      --          11       --           1          2         1          1          --          42
     Employee costs..........      31          --        5          --         --         5          4          19          --
     Contractual
       obligations...........      --          --       --           1         --        --          3          --          --
     Other costs.............      --          --       --          --         --        --          1          --          --
Non-cash reductions:
  Adjustments................      --          21       --           6          1        30         --          --          37
  Pre-petition liability
     settlements.............       1          42        5           4         --        --         --          --          --
                                 ----        ----      ---       -----        ---       ---        ---         ---        ----
Balance, end of period.......    $ 69        $294      $ 2       $   6        $95       $11        $18         $--        $ 98
                                 ====        ====      ===       =====        ===       ===        ===         ===        ====

4)  REORGANIZATION ITEMS, NET

     Reorganization items, net represent amounts we incurred as a direct result of our Chapter 11 filing and are presented separately in the Consolidated Statements of Operations. For fiscal 2002 and 2001 the following have been recorded:

                                                              2002    2001
                                                              -----   -----
2002 store closings.........................................  $ 207   $  --
Employee costs..............................................    156      --
Professional fees...........................................    112       8
General liability reserves..................................     51    (174)
Settlement of pre-petition liabilities......................   (107)     --
Lease auction...............................................    (29)     --
Sale of pharmacy lists......................................    (18)     --
Interest income.............................................    (10)     --
Other.......................................................     24     (17)
                                                              -----   -----
Reorganization items, net...................................  $ 386   $(183)
                                                              =====   =====

     The following paragraphs provide additional information relating to costs that were reported in the line Reorganization items, net in our Consolidated Statement of Operations for the 2002 fiscal year:

  2002 STORE CLOSINGS

     On March 20, 2002, the Court approved the closure of 283 stores. Stores were selected by evaluating the market and financial performance of every store and the terms of every lease. Candidates for closure were stores that did not meet our financial requirements for ongoing operations. All of the stores were closed as of June 2, 2002.

     SFAS No. 144 requires closed stores to be classified as discontinued operations when a) the operations and cash flows of the stores have been (or will be) eliminated from our ongoing operations and b) we will not have any significant continuing involvement in the operations of the stores after the closure. Based on these criteria, we evaluated the 283 stores closed during the second quarter and determined that in substantially all the cases, the operations and cash flows of the stores would not be eliminated from our ongoing operations. The results of operations for 28 stores were considered to be discontinued operations under the criteria set forth in SFAS No. 144; however, total Sales, Gross margin, and SG&A for these stores represented less than 1% of Kmart's total Sales, Gross margin and SG&A, and were not considered material for separate presentation in the Consolidated Statement of Operations.

     We recorded charges of $207 for expenses related to store closings during fiscal 2002. We charged $228 to our closed store reserve for allowable claims related to lease terminations and other costs and reclassified $140 of capital lease obligations to the closed store reserve during the first quarter of fiscal 2002. During the second, third and fourth quarters of fiscal 2002, we recorded a net credit of ($21) to adjust our estimated allowable claims. The reserve for estimated costs was recorded in accordance with EITF 94-3.

  EMPLOYEE COSTS

     In March 2002, we received Court approval to implement the Key Employee Retention Program ("KERP") which provides cash incentives and certain benefits to key members of our salaried management team. The retention program provisions of the KERP are expected to encourage employees to continue their employment with Kmart through the reorganization process. For fiscal year 2002, we recorded charges of $106 for the KERP retention benefits and $50 for other enhanced employee severance benefits for associates in our closing stores and are not covered under the KERP.

  PROFESSIONAL FEES

     We recorded $112 and $8 for professional fees during 2002 and 2001, respectively. Professional fees include financial, legal, real estate and valuation services directly associated with our reorganization process.

  GENERAL LIABILITY RESERVES

     During the fourth quarter of 2001 we recorded a credit of $174 for the reduction of our estimated obligation for general liability claims based upon the actuarial determination of the effect of the bankruptcy process on the ultimate development of case reserves and claims incurred but not reported. In the fourth quarter of 2002 we recorded $51 of expense to revise our estimate of our pre-petition obligation for general liability claims.

  SETTLEMENT OF PRE-PETITION LIABILITIES

     We recorded gains of $107 in 2002 representing the difference between the settlement value of certain pre-petition obligations and the estimated amounts recorded for allowable claims, primarily related to lease termination agreements between Kmart and its landlords.

  LEASE AUCTION

     Kmart and certain subsidiaries entered into several Asset Purchase and Designation Rights Agreements ("Agreements") with Kimco Realty Corporation, Schottenstein Stores Corporation and Klaff Realty, LP and other purchasers ("Purchasers"), in accordance with the bidding procedures order entered by the Court on May 10, 2002. Under the terms of the Agreements we agreed to sell to the Purchasers the designation rights with respect to 56 leaseholds for closed stores and our interest in the leasehold for one closed store, (the

Purchaser of which defaulted under its Agreement and the lease was rejected). During the designation period, as defined under the Agreements, the Purchaser of designation rights has the sole, exclusive and continuing right to select, identify and designate (i) which leases shall be assumed and assigned (and if assigned to whom), or terminated, and (ii) which properties shall be excluded from the transaction. During fiscal 2002, the leaseholds on the 283 stores not covered by the Agreements have been rejected or terminated.

     In consideration for the designation rights acquisitions, the Purchasers paid $46, all of which was paid in cash during the year. The Purchasers are responsible for paying all carrying costs related to such properties during the designation period, in accordance with the Agreements. In addition, we may be entitled to additional proceeds in the event that designation rights transactions exceed a specified level of proceeds.

     The guaranteed proceeds of $46 are being recognized as income on a pro-rata basis at either the effective date of the property assignment or termination, when we are informed by the Purchasers of their intention to exclude certain leaseholds from future assignments or terminations, or upon expiration of the designation rights period. At the time we are legally released as the primary obligor under the lease agreement, the allowed claim amount established in connection with the Court's approval of our plan to close the store and reject the lease will be reversed. Both the income from the sale of the designation rights and the reversal of allowed claim amounts are reported as Reorganization items, net in the Consolidated Statement of Operations.

     During fiscal 2002, 23 leases under the Agreements have been assigned, nine have been terminated or rejected under landlord agreements and nine have been excluded and rejected. Two additional leases were excluded and rejected during the first quarter of fiscal 2003. Six additional leases were approved for assignment during the fourth quarter of fiscal 2002. These six leases were assigned during the first quarter of fiscal 2003. Five of the excluded leases were rejected before the end of the fiscal 2002. The two remaining excluded leases have been or will be assigned, terminated or rejected in the fourth quarter. During the year we recognized $29 of proceeds from the sale of designation rights. The remaining funds received have been deferred and will be recognized in our Consolidated Statement of Operations as described above.

  OTHER REORGANIZATION ITEMS

     We recorded $18 of income for the sale of pharmacy lists and $10 for interest income earned on excess cash balances. We also recorded expense of $24 and income of $17 in 2002 and 2001, respectively, for other reorganization items.

5)  DISCONTINUED OPERATIONS

     In connection with Kmart's bankruptcy filing, we recorded primarily non-cash credits in 2002 and 2001 of $43 and $166, respectively, for the reduction of existing lease obligations for prior discontinued operations for owned subsidiaries due to the rejection of such leases, to the amount of the allowed claim under the Bankruptcy Code. The 2002 amounts also include income related to the recovery of claims through the bankruptcy of Hechinger Company.

6)  EARNINGS PER SHARE

                                                            2002      2001      2000
                                                           -------   -------   ------
Net loss from continuing operations......................  $(3,262)  $(2,612)  $ (268)
Discount on redemption of Preferred Securities, net......       --        --       10
                                                           -------   -------   ------
Net loss from continuing operations available to common
  shareholders...........................................   (3,262)   (2,612)    (258)
Discontinued operations..................................       43       166       --
                                                           -------   -------   ------
Net loss available to common shareholders................  $(3,219)  $(2,446)  $ (258)
                                                           =======   =======   ======
Basic/diluted weighted average shares....................    506.4     494.1    482.8
Basic/diluted loss per share:
  Net loss from continuing operations available to common
     shareholders........................................  $ (6.44)  $ (5.29)  $(0.53)
  Discontinued operations................................     0.08      0.34       --
                                                           -------   -------   ------
  Net loss available to common shareholders..............  $ (6.36)  $ (4.95)  $(0.53)
                                                           =======   =======   ======

     In fiscal years 2002, 2001 and 2000, all outstanding stock options were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For fiscal year 2002, options to purchase 44.9 million shares of common stock at prices ranging from $4.86 to $24.06 were excluded from the calculations. For fiscal year 2001, options to purchase 60.0 million shares of common stock at prices ranging from $4.86 to $26.03 were excluded from the calculations. For fiscal year 2000, options to purchase 46.3 million shares of common stock at prices ranging from $5.34 to $26.03 were excluded from calculations. The calculations also exclude the effect of Preferred Securities (as defined below). For fiscal year 2002, diluted shares outstanding exclude approximately 43.2 million common shares from potential conversion of certain Preferred Securities due to their anti-dilutive effect. For fiscal years 2001 and 2000, diluted shares outstanding exclude approximately 59.9 million common shares from potential conversion of certain Preferred Securities due to their anti-dilutive effect. For fiscal year 2000 diluted shares outstanding exclude approximately 0.2 million shares from the potential conversion of written put options due to their anti-dilutive effect.

     During fiscal year 2002, we received conversion notices from holders of 4,998,439 Preferred Securities. Such securities were convertible into 16,661,297 shares of Kmart common stock.

7)  RELATED PARTY DISCLOSURE

     Commencing March 2002, Kmart engaged various services of AP Services (formerly known as JA&A Services), a consulting firm, whose Chairman and another Principal hold executive officer positions within Kmart. Specifically, their Chairman, Albert A. Koch, currently serves as our Chief Financial Officer, and another Principal, Edward J. Stenger, currently serves as our Treasurer. During fiscal 2002, we recorded expenses of $13 and paid fees of $11 to the firm for services rendered under the consulting agreement, including the services of Messrs. Koch and Stenger. In addition to hourly fees and expenses, AP Services could also receive an annual performance fee of 0.75% of earnings before interest, taxes, depreciation, amortization and other charges as defined by the DIP Credit Facility ("EBITDA") exceeding a certain minimum threshold for each year services are rendered under terms of the agreement.

8)  INVESTMENTS IN AFFILIATED COMPANIES

  MELDISCO

     All Kmart footwear departments are operated under a license agreement with the Meldisco subsidiaries of FTS, substantially all of which are 49% owned by Kmart and 51% owned by FTS. Income earned under various agreements was $222, $255 and $270 in 2002, 2001 and 2000, respectively. In each of 2002, 2001 and 2000 we received dividends from Meldisco of $45, $51 and $44, respectively representing distributions of prior years earnings. Unremitted earnings included in consolidated retained earnings were estimated at $34 at January 29, 2003 and were $46 and $51 at January 30, 2002 and January 31, 2001, respectively.

                                                                   FISCAL YEARS
                                                             ------------------------
MELDISCO INFORMATION                                          2002     2001     2000
--------------------                                         ------   ------   ------
Net sales..................................................  $1,154   $1,209   $1,291
Gross profit...............................................              561      592
Net income.................................................               92      105
Inventory..................................................              130      118
Other current assets.......................................               62      101
                                                                      ------   ------
Total assets...............................................              192      219
Current liabilities........................................               37       50
                                                                      ------   ------
Net assets.................................................           $  155   $  169
                                                                      ======   ======
Kmart's Share of Equity....................................           $   76   $   82
                                                                      ======   ======

     The amounts stated above are current estimates based upon all information that was available to Kmart as of the date of our filing. We are aware that FTS will be restating its financial statements for prior periods and has not yet issued its third quarter report on Form 10-Q. As a result, we have not received financial statements for fiscal 2002 for Meldisco at the time of our filing of our Annual Report on Form 10-K. We do not expect their restatement to have a material effect on our equity income from Meldisco.

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

                                                              FISCAL YEAR
BLUELIGHT.COM INFORMATION                                        2000
-------------------------                                     -----------
Net sales...................................................     $  26
Gross profit................................................       (10)
Net loss....................................................      (120)
Inventory...................................................        14
Other current assets........................................        21
Total assets................................................        66
Current liabilities.........................................        48
Net assets..................................................     $  17
                                                                 =====
Kmart's Share of Equity.....................................     $  10
                                                                 =====

  PENSKE

     In November 1995, we sold our auto service center business to Penske Auto Centers, Inc., a corporation controlled by Penske Corporation ("Penske"). In connection with the sale, Kmart and Penske entered into a multi-year master sublease agreement for the auto service center locations that are operated by Penske and Penske Auto Centers. We entered an agreement effective January 1, 2000 with Penske under which we acquired a 22 percent interest in Penske LLC, an entity formed to own and operate the Penske Auto Centers. In January 2001, Kmart and Penske entered into an agreement to increase our interest in Penske LLC from 22 percent to 36 percent. On April 9, 2002, we reached an agreement with Penske Corporation, Penske Auto Centers, Inc., and Penske Auto Centers, LLC (collectively "Penske") whereby Penske and Kmart worked together to wind-down operations at auto service centers at more than 563 Kmart stores in 44 states following Penske's unilateral decision to close the business as of April 6, 2002. Our investment in Penske LLC is accounted for under the equity method and had no carrying value at January 29, 2003 or January 30, 2002.

9)  CURRENT ASSETS

     Other current assets included in the Consolidated Balance Sheets consist of the following:

                                                               YEAR END
                                                              -----------
                                                              2002   2001
                                                              ----   ----
Accounts receivable.........................................  $473   $541
Supplies and prepaids.......................................   191    193
Other.......................................................    --     66
                                                              ----   ----
Total.......................................................  $664   $800
                                                              ====   ====

10)  PROPERTY AND EQUIPMENT

                                                                  YEAR END
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Land........................................................  $   426   $   410
Buildings...................................................    1,086     1,097
Leasehold improvements......................................    2,882     3,055
Furniture and fixtures......................................    5,178     5,763
Construction in progress....................................       81       189
                                                              -------   -------
                                                                9,653    10,514
Property under capital lease................................    1,243     1,727
                                                              -------   -------
                                                               10,896    12,241
Less:
  Accumulated depreciation and amortization.................   (5,116)   (4,977)
  Accumulated depreciation on capital leases................     (888)   (1,171)
                                                              -------   -------
Total.......................................................  $ 4,892   $ 6,093
                                                              =======   =======

     The following table provides a breakdown of the number of stores leased compared to owned:

                                                               FISCAL YEAR
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Number of U.S. Kmart stores owned...........................    133     133
Number of U.S. Kmart stores leased..........................  1,696   1,981
                                                              -----   -----
                                                              1,829   2,114
                                                              =====   =====

     Of the 316 stores we anticipate closing during the first quarter of 2003, 13 stores are owned locations and 303 are leased locations.

11)  CURRENT LIABILITIES

     Accrued payroll and other liabilities included in the Consolidated Balance Sheets consist of the following:

                                                               YEAR END
                                                              -----------
                                                              2002   2001
                                                              ----   ----
Accrued expenses............................................  $149   $ 42
Accrued payroll and related liabilities.....................   118     70
Severance...................................................    75      1
Current portion of capital lease obligation.................    68     84
Workers compensation and general liability..................    68     --
Income taxes payable........................................    42     48
Outstanding checks..........................................    39     96
Other liabilities...........................................   151     79
                                                              ----   ----
Total.......................................................  $710   $420
                                                              ====   ====

     As discussed in Note 14, all pre-petition liabilities except for secured debt, employee payroll and benefits, sales and use taxes and capital lease obligations, have been classified as Liabilities subject to compromise.

12)  LONG-TERM DEBT AND NOTES PAYABLE

                                            FISCAL YEAR                    YEAR END   YEAR END
TYPE                                         MATURITY     INTEREST RATES     2002       2001
----                                        -----------   --------------   --------   --------
DIP Credit Facility.......................     2004         Floating       $    --    $   330
Credit facilities.........................     2002         Floating         1,069      1,064
Debentures................................  2004-2023     7.75%-12.50%       1,995      1,995
Medium-term notes.........................  2002-2020      7.33%-9.00%         223        223
Mortgage notes............................  2005-2019     7.00%-12.80%          61         64
                                                                           -------    -------
Total.....................................                                   3,348     (3,676)
Less amounts subject to compromise........                                  (3,348)    (3,346)
                                                                           -------    -------
Long-term debt and notes payable..........                                 $    --    $   330
                                                                           =======    =======

     On January 25, 2002, the Court authorized borrowings up to $1.15 billion of the DIP Credit Facility for the payment of permitted pre-petition claims, working capital needs, letters of credit and other general corporate purposes. On March 6, 2002, the Court approved the entire $2 billion DIP Credit Facility. Debt issuance costs associated with the DIP Credit Facility totaled $71 and are being amortized through our expected emergence date of April 30, 2003. The DIP Credit Facility is a revolving credit facility in which Kmart is the borrower and the rest of the debtors are guarantors. The DIP Credit Facility is collateralized by first liens on substantially all of our assets (subject to valid and unavoidable pre-petition liens and certain other permitted liens). Borrowings under the DIP Credit Facility can be denominated in U.S. dollars bearing interest at the Prime Rate plus 2.5% per annum, or at Kmart's option, in Eurodollars bearing interest at the LIBOR rate plus 3.5% per annum.

     Under the DIP Credit Facility, capital expenditures are restricted to $650 during fiscal 2002, $800 during fiscal 2003 and $212 during fiscal 2004 up to April 22, 2004, the maturity date, providing that no more than 55% of the capital expenditures permitted in any fiscal year may be made in the first two fiscal quarters and 20% of the unused portion of permitted capital expenditures in any fiscal year may be carried forward to and used in the following year. We are also required to maintain specified levels of EBITDA for periods ending as early as June 2002 and thereafter. The DIP Credit Facility also contains other customary covenants, including certain reporting requirements and covenants that restrict our ability to incur or create liens, indebtedness and guarantees, make dividend payments, sell or dispose of assets, change the nature of our business and enter into affiliate transactions, mergers and consolidations. Failure to satisfy these covenants would (in some cases, after the expiration of a grace period) result in an event of default that could cause, absent the receipt of appropriate waivers, the funds necessary to maintain our operations to become unavailable. The DIP Credit Facility contains other customary events of default, including (i) certain ERISA events, (ii) a change of control and (iii) the occurrence of certain specified events in the Chapter 11 cases.

     Prior to the Petition Date, our primary sources of working capital had been cash flows from operations and borrowings under our $1.1 billion credit facility ("Credit Facility") and $400 credit facility ("364-day Facility"). On June 15, 2001, we sold in an underwritten offering $430 of 9 7/8% Notes due June 2008. Interest was payable semiannually on June 15 and December 15. On January 30, 2001, we sold in an underwritten offering $400 of 9.375% Notes due February 1, 2006 ("Notes"). Interest was payable semi-annually on February 1 and August 1. We used the proceeds from the notes for the paydown of certain collateralized mortgage backed securities and other general corporate purposes. The various facilities contain certain affirmative and negative covenants customary to these types of agreements. Due to the proceedings under Chapter 11, we are in default on our debt agreements, with the exception of the DIP Credit Facility. While operating under Chapter 11, we are prohibited from paying interest on unsecured pre-petition debts. We ceased accruing interest on all unsecured long-term debt subject to compromise in accordance with SOP 90-7. The estimated fair market value of debentures included in long-term debt classified in Liabilities subject to compromise, was approximately $332 at the end of fiscal year 2002. Fair market value for medium term notes classified in Liabilities subject to compromise cannot be reasonably estimated at year end 2002. The estimated fair market value of long-term debt was $2,016 at fiscal year end 2001. The estimated fair market value was based on the quoted market prices for the same or similar issues or on the current rates offered to Kmart for debt of the same remaining maturities. There were $0, $393 and $676 of borrowings outstanding under our DIP Credit Facility, 364-day Credit Facility and Credit Facility, respectively, at the end of fiscal year 2002.

     The contractual principal maturities of long-term debt for the five years subsequent to 2002 are: 2003 -- $1,204; 2004 -- $330; 2005 -- $113;
2006 -- $615; 2007 -- $7 and 2008 and later -- $1,079. Cash paid for interest was $7, $205 and $285 in 2002, 2001 and 2000, respectively.

     Included in the foregoing amounts are significant pre-petition obligations. Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against Kmart may not be enforced. Therefore, the commitments shown above may not reflect actual cash outlays in the future period.

     Included in the line Interest expense, net in the Consolidated Statements of Operations is interest income of $4, $4 and $17 for fiscal years 2002, 2001 and 2000, respectively. On the Petition Date we stopped accruing interest on all unsecured pre-petition debt in accordance with SOP 90-7. Contractual interest expense not accrued or recorded on certain pre-petition debt totaled $271 and $8 in fiscal 2002 and 2001, respectively.

13)  LEASES

     We conduct our operations primarily in leased facilities. Kmart store leases are generally for terms of 25 years with multiple five-year renewal options that allow us the option to extend the life of the lease up to 50 years beyond the initial noncancelable term. In certain Kmart leased facilities, selling space has been sublet to other retailers, including Olan Mills, Inc. and the Meldisco subsidiaries of FTS.

                                                                 MINIMUM LEASE
                                                                  COMMITMENTS
                                                              -------------------
AS OF JANUARY 29, 2003                                        CAPITAL   OPERATING
----------------------                                        -------   ---------
Fiscal Year:
  2003......................................................  $  184     $   620
  2004......................................................     171         585
  2005......................................................     154         546
  2006......................................................     127         492
  2007......................................................     113         454
  Later years...............................................     884       4,418
                                                              ------     -------
Total minimum lease payments................................   1,633       7,115
Less -- minimum sublease income.............................      --      (1,472)
                                                              ------     -------
Net minimum lease payments..................................   1,633     $ 5,643
                                                                         =======
Less:
  Estimated executory costs.................................    (450)
  Amount representing interest..............................    (492)
                                                              ------
                                                                 691
Current.....................................................     (68)
                                                              ------
Long-term...................................................  $  623
                                                              ======

     Under the Bankruptcy Code we may assume or reject executory contracts, including lease obligations. Therefore, the commitments shown above may not reflect actual cash outlays in the future periods. See Note 22, Subsequent Events.

RENT EXPENSE                                                  2002    2001    2000
------------                                                  -----   -----   -----
Minimum rentals.............................................  $ 694   $ 771   $ 777
Percentage rentals..........................................     30      39      46
Less-sublease rentals.......................................   (229)   (248)   (257)
                                                              -----   -----   -----
Total.......................................................  $ 495   $ 562   $ 566
                                                              =====   =====   =====

14)  LIABILITIES SUBJECT TO COMPROMISE

     Under bankruptcy law, actions by creditors to collect indebtedness we owe prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Debtors. We have received approval from the Court to pay certain pre-petition liabilities including employee salaries and wages, benefits and other employee obligations. Except for secured debt and capital lease obligations, all pre-petition liabilities have been classified as Liabilities subject to compromise in the Consolidated Balance Sheets. Adjustments to the claims may result from negotiations, payments authorized by Court order, additional rejection of executory contracts including leases, or other events.

     Pursuant to an order of the Court, we mailed notices to all known creditors that the deadline for filing proofs of claim with the Court was July 31, 2002. A limited number of personal injury claimants omitted from such notice process will be given additional time to file their claims. An estimated 45,000 claims were filed as of July 31, 2002 out of an estimated 1.1 million notices sent to constituents. Amounts that we have recorded are in many instances different from amounts filed by our creditors. Differences between amounts scheduled by Kmart and claims by creditors are being investigated and resolved in connection with our claims resolution process. Until the process is complete, the ultimate number and amount of allowable claims cannot be ascertained. In this regard, it should be noted that the claims reconciliation process may result in material adjustments to current estimates of allowable claims. The ultimate resolution of these claims will be based upon the final plan of reorganization.

     The following table summarizes the components of Liabilities subject to compromise in our Consolidated Balance Sheets as of January 29, 2003 and as of January 30, 2002:

                                                              JANUARY 29,   JANUARY 30,
                                                                 2003          2002
                                                              -----------   -----------
Debt and notes payable......................................    $3,348        $3,346
Accounts payable............................................     2,343         3,153
Pension obligation..........................................       741           195
Closed store reserves.......................................       722           484
General liability and workers compensation..................       320           312
Taxes payable...............................................       285           149
Other liabilities...........................................       210           454
                                                                ------        ------
     Total liabilities subject to compromise................    $7,969        $8,093
                                                                ======        ======

     Following is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through January 29, 2003:

                                                                 CUMULATIVE
                                                               SINCE PETITION
                                                                    DATE
                                                               --------------
Balance, Petition Date......................................       $8,585
First day court orders authorizing payment of employee
  wages, benefits and other employee obligations, sales and
  use taxes and payments to critical vendors................         (868)
Additional minimum pension liability........................          554
Adjustment to general liability and workers compensation
  accruals..................................................         (123)
Adjustments to closed store reserves........................          101
Gain on settlement of pre-petition liabilities..............         (136)
Court order authorizing payment of additional trade accounts
  payable...................................................          (85)
Revisions to estimated allowable claim amounts..............           42
Other.......................................................         (101)
                                                                   ------
Balance, end of period......................................       $7,969
                                                                   ======

15)  CONVERTIBLE PREFERRED SECURITIES

     In June 1996, a trust sponsored and wholly-owned by Kmart issued to the public 20,000,000 trust convertible preferred securities ("Preferred Securities"). The proceeds from the sale of the Preferred Securities, together with the proceeds of a sale of common trust securities to Kmart, were used to purchase from Kmart 7 3/4% subordinated convertible debentures due June 15, 2016. The debentures are the sole asset of the trust.

     The Preferred Securities accrue and pay cash distributions quarterly at a rate of 7 3/4% per annum. We have stopped accruing distributions on the Preferred Securities in accordance with SOP 90-7. Contractual distributions for fiscal year 2002 and 2001 on the Preferred Securities were $65 and $72, respectively.

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

     Based on the quoted market prices, fair value of the Preferred Securities was approximately $130 as of fiscal year end 2001. There was no active market for the Preferred Securities at fiscal year end 2002, therefore, fair value could not be reasonably estimated.

16)  STOCK OPTION PLANS

     Stock options granted under various plans have an exercise price equal to the average of the highest and lowest prices at which Kmart common stock was traded on the New York Stock Exchange on the date of grant. Stock options that have been granted generally become exercisable one-third after one year from the date of grant, an additional one-third after two years, in full after three years and expire ten years from the date of grant.

                                   2000                    2001                     2002
                           ---------------------   ---------------------   ----------------------
                           SHARES   OPTION PRICE   SHARES   OPTION PRICE   SHARES    OPTION PRICE
                           ------   ------------   ------   ------------   -------   ------------
                                                     SHARES IN (000'S)
Outstanding..............  27,893   $7.00-$26.03   46,255   $5.34-$26.03    59,973   $4.86-$26.03
Granted..................  22,026   $5.34-$ 9.59   20,763   $4.86-$13.18        --            n/a
Exercised................    (103)  $7.81-$ 7.81   (1,235)  $5.91-$12.13        --            n/a
Forfeited/Cancelled......  (3,561)  $6.84-$26.03   (5,810)  $4.86-$26.03   (15,088)  $4.86-$26.03
                           ------                  ------                  -------
Outstanding..............  46,255   $5.34-$26.03   59,973   $4.86-$26.03    44,885   $4.86-$24.06
Exercisable..............  26,504   $6.84-$26.03   31,653   $5.34-$26.03    38,638   $4.86-$24.06
Available for Grant......  38,243                  23,273                   32,944

     The following table summarizes information about stock options outstanding as of January 29, 2003:

                                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                   ----------------------------------   ----------------------
                                    NUMBER OF    WEIGHTED                NUMBER OF    WEIGHTED
                                     SHARES       AVERAGE    WEIGHTED     SHARES      AVERAGE
                                   OUTSTANDING   REMAINING   AVERAGE    EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICE              (000'S)       LIFE       PRICE       (000'S)      PRICE
-----------------------            -----------   ---------   --------   -----------   --------
$ 4.86 to $10.00.................    23,907         6.4       $ 8.23      18,065       $ 8.13
$10.01 to $15.00.................    11,712         3.8       $12.16      11,307       $12.21
$15.01 to $24.06.................     9,266         4.4       $16.95       9,266       $16.95
                                     ------         ---       ------      ------       ------
$ 4.86 to $24.06.................    44,885         5.3       $11.06      38,638       $11.44

17)  INCOME TAXES

INCOME (LOSS) BEFORE INCOME TAXES                            2002      2001     2000
---------------------------------                           -------   -------   -----
U.S. .....................................................  $(3,270)  $(2,569)  $(407)
Foreign...................................................      (16)       27      37
                                                            -------   -------   -----
Total.....................................................  $(3,286)  $(2,542)  $(370)
                                                            =======   =======   =====

INCOME TAX PROVISION (BENEFIT)                                2002   2001   2000
------------------------------                                ----   ----   -----
Current:
  Federal...................................................  $(20)  $(29)  $(149)
  State and local...........................................     3     --       2
  Foreign...................................................    (7)    10      14
                                                              ----   ----   -----
                                                               (24)   (19)   (133)
Deferred:
  Federal...................................................    --     22     (18)
  State.....................................................    --     (3)      3
                                                              ----   ----   -----
Total.......................................................  $(24)  $ --   $(148)
                                                              ====   ====   =====

EFFECTIVE TAX RATE RECONCILIATION                             2002     2001     2000
---------------------------------                            ------   ------   ------
Federal income tax rate....................................   (35.0)%  (35.0)%  (35.0)%
State and local taxes, net of federal tax benefit..........    (1.0)%   (1.0)%    1.0%
Tax credit.................................................    (0.1)%    0.1%    (1.9)%
Equity in net income of affiliated companies...............    (0.3)%   (0.5)%   (3.8)%
Valuation allowance........................................    34.6%    37.3%      --%
Other......................................................     1.1%    (0.9)%   (0.3)%
                                                             ------   ------   ------
                                                               (0.7)%     --%   (40.0)%
                                                             ======   ======   ======

                                                                  YEAR END
                                                              -----------------
DEFERRED TAX ASSETS AND LIABILITIES                            2002      2001
-----------------------------------                           -------   -------
Deferred tax assets:
  Federal benefit for state and foreign taxes...............  $     9   $    34
  Discontinued operations...................................       60        90
  Accruals and other liabilities............................      506       292
  Property and equipment....................................      139        99
  Capital leases............................................      108       115
  Store closings............................................      170        60
  Credit carryforwards......................................      239       258
  NOL carryforwards.........................................    1,143       369
  Other.....................................................       92        52
                                                              -------   -------
Total deferred tax assets...................................    2,466     1,369
Valuation allowance.........................................   (2,348)   (1,032)
                                                              -------   -------
  Net deferred tax assets...................................      118       337
Deferred tax liabilities:
  Inventory.................................................       90       306
  Property and equipment....................................       --        --
  Other.....................................................       28        31
                                                              -------   -------
Total deferred tax liabilities..............................      118       337
                                                              -------   -------
Net deferred tax liabilities................................  $    --   $    --
                                                              =======   =======

     In the fourth quarter of fiscal year 2001, we recorded a valuation allowance against our net deferred tax assets, in accordance with SFAS No. 109, "Accounting for Income Taxes," as realization of such assets in future years is uncertain. We have continued to maintain a valuation allowance against our net deferred tax assets, and accordingly, we did not recognize any tax benefit from our losses in fiscal year 2002. The $24 tax benefit recorded during fiscal year 2002 relates to: (i) a $12 tax benefit refunded to Kmart as a result of the alternative minimum tax net operating loss provisions of the Job Creation and Worker Assistance Act of 2002; (ii) a $14 tax benefit refunded to Kmart as a result of the ten-year carryback of certain deductions for net operating losses, and (iii) a net $2 in federal, state and foreign income taxes.

     At January 29, 2003, we have unused NOL carryforwards of approximately $3,102. The federal tax benefits of these NOL carryforwards will expire in 2021 and 2022 and the state tax benefits will predominantly expire between 2016 and 2022. Additionally, we have (i) available foreign tax credit carryforwards of approximately $73 which would expire as follows: 2003 -- $19, 2004 -- $17,
2005 -- $20, 2006 -- $10 and 2007 -- $7; (ii) general business tax credit carryforwards of approximately $70 which would expire as follows: 2011 -- $6, 2017 -- $7, 2018 -- $10, 2019 -- $12, 2020 -- $14, 2021 -- $13 and 2022 -- $8 ,
and (iii) AMT credit carryforwards of approximately $96 which may be carried forward indefinitely.

     Cash (received) paid for income taxes was ($31), ($69) and $50 in 2002, 2001 and 2000, respectively.

18)  PENSION PLANS AND OTHER POST-RETIREMENT BENEFITS

     Prior to 1996, Kmart had defined benefit pension plans covering eligible associates who met certain requirements of age, length of service, and hours worked per year. Effective January 31, 1996, the pension plans were frozen, and associates no longer earn additional benefits under the plans.

     The plan's assets consist primarily of equity and fixed income securities. Contributions to the plans were not required for fiscal years 2002, 2001 and 2000. Total consolidated pension income was $20, $72 and $71 in 2002, 2001 and 2000, respectively.

     The $741 liability reported in the fiscal year 2002 Consolidated Balance Sheet has been included as a component of Liabilities subject to compromise pending final resolution of the bankruptcy claim filed by the Pension Benefit Guaranty Corporation.

     The following tables summarize the change in benefit obligation, change in plan assets, funded status, amounts recognized and actuarial assumptions for our employee pension plans.

                                                                 YEAR END
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Change in benefit obligation:
  Benefit obligation at beginning of year...................  $2,085   $1,974
  Interest costs............................................     148      144
  VERP......................................................      --        5
  Actuarial loss............................................     234       84
  Benefits paid including VERP..............................    (123)    (122)
                                                              ------   ------
  Benefit obligation at end of year.........................  $2,344   $2,085
                                                              ======   ======
Change in plan assets:
  Fair value of plan assets at beginning of year............  $1,890   $2,141
  Actual return on plan assets..............................    (164)    (129)
  Benefits paid including VERP..............................    (123)    (122)
                                                              ------   ------
  Fair value of plan assets at end of year..................  $1,603   $1,890
                                                              ======   ======

                                                                 YEAR END
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Funded status...............................................  $ (741)  $ (195)
Unrecognized net loss.......................................     928      369
Unrecognized transition asset...............................     (25)     (33)
Prepaid benefit cost........................................     162      141
  Accumulated other comprehensive income....................    (903)    (336)
                                                              ------   ------
  Accrued liability recognized in the Consolidated Balance
     Sheets.................................................  $ (741)  $ (195)
                                                              ======   ======
Weighted-average assumptions
  Discount rate.............................................    6.50%    7.25%
  Expected return on plan assets............................    8.00%    9.50%

                                                                    YEAR END
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Components of Net Periodic Benefit (Income) Expense
  Interest costs............................................  $ 148   $ 144   $ 142
  Expected return on plan assets............................   (174)   (209)   (206)
  Net loss recognition......................................     14      --      --
  Amortization of unrecognized transition asset.............     (8)     (7)     (7)
                                                              -----   -----   -----
  Net periodic benefit......................................  $ (20)  $ (72)  $ (71)
                                                              =====   =====   =====

     We have non-qualified plans for directors and officers which were partially funded as of years ended 2002 and 2001. Benefits under the plans totaled $22 and $36 at the end of 2002 and 2001, respectively, which have been accrued in the Consolidated Balance Sheets. Plan assets totaled $12 and $16 as of year end 2002 and 2001, respectively.

     Full-time associates who have worked 10 years and who have retired after age 55 have the option of participation in Kmart's medical plan until age 65. The plan is contributory, with retiree contributions adjusted annually. The accounting for the plan anticipates future cost-sharing changes that are consistent with our expressed intent to increase the retiree contribution rate annually. The accrued post-retirement benefit costs were $32 and $40 as of year end 2002 and 2001, respectively.

19)  RETIREMENT SAVINGS PLAN

     The Retirement Savings Plan provides that associates of Kmart who have completed 1,000 hours of service within a twelve month period can invest from 1% to 16% of their earnings in their choice of various investments. For each dollar the participant contributed up to 6% of earnings, we contributed an additional 50 cents which was invested in the Employee Stock Ownership Plan. In February 2002, the Employee Stock Ownership Plan provision was removed and the Employer Match Contribution was invested at the discretion of the participant.

     The Retirement Savings Plan also had a profit sharing feature whereby we would make contributions based on profits, with minimum yearly contributions required of $30. The profit sharing feature was discontinued in 2001. Our total expense related to the Retirement Savings Plan was $31, $39 and $73 in 2002, 2001 and 2000, respectively.

20)  COMMITMENTS AND CONTINGENCIES

  CONTINGENT LIABILITIES:

     As of January 29, 2003, we had (i) guaranteed obligations for real property leases of certain current and former subsidiaries of Kmart including, but not limited to, The Sports Authority, Inc., OfficeMax, Inc. and Borders Group, Inc., some of which leases have been assigned pre-petition (These amounts totaled approximately $550 and $600 for 2002 and 2001, respectively. The present value at 7% of the gross lease for 2002 was over $325.); (ii) contingent liability under real property leases assigned by Kmart pre-petition; and (iii) guaranteed $64 of indebtedness of other parties related to certain of our leased properties financed by industrial revenue bonds. Our rights and obligations with respect to our guarantee of leases of the former subsidiaries The Sports Authority, Inc., Office Max, Inc., and Borders Group, Inc., which are detailed below, are governed by Lease Guarantee, Indemnification and Reimbursement Agreements dated as of November 23, 1994, November 9, 1994 and May 24, 1995, respectively, as they may be amended from time to time. Kmart's contingent obligations, described above, which are not reflected in our financial statements, are dependent on the future performance by the parties whose obligations we guarantee and are intended by Kmart, as set forth in the Plan of Reorganization, to be discharged thereunder if such Plan is confirmed and consummated subject to pre-petition claims administration as appropriate.

     We are a party to a substantial number of other contracts which are routine and incidental to our business. Certain contracts allow for damage provisions or other paybacks as a result of our termination of the contracts. We assess the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded.

  LEGAL PROCEEDINGS:

     On the Petition Date, Kmart and 37 of its U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Court. The reorganization is being jointly administered under the caption "In re Kmart Corporation, et al., case No. 02 B 02474." Included in the Consolidated Financial Statements are subsidiaries operating outside of the United States, which have not commenced Chapter 11 cases or other similar proceedings elsewhere, and are not debtors. The assets and liabilities and results of operations of such non-filing subsidiaries are not considered material to the Consolidated Financial Statements. We retain control of our assets and are authorized to operate the business as a debtor-in-possession while being subject to the jurisdiction of the Court. As of the Petition Date, most pending litigation is stayed, and absent further order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization. We presently expect, as determined in the Plan of Reorganization, that the liabilities subject to compromise in the Chapter 11 cases exceed the fair value of the assets. Unsecured claims may be satisfied at less than 100% of their fair value and the equity interests of our shareholders may have no value. See Item 1. Business Proceedings Under Chapter 11 of the Bankruptcy Code, of this Form 10-K.

     Kmart has been provided with copies of anonymous letters sent to the SEC, our auditors, directors and legal counsel expressing concern with respect to various matters. The letters purport to be sent by certain of our employees. The letters have been referred to the Audit Committee, which has engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U.S. Attorney's office for the Eastern District of Michigan with respect to their investigations of these matters. A detailed discussion of the investigation and stewardship review undertaken by counsel under the supervision of the Audit Committee, as well as the results of such investigation and review, is contained in the Disclosure Statement, which we filed as Exhibit 2.2 to our Current Report on Form 8-K dated March 7, 2003.

     Since February 21, 2002, five separate purported class actions have been filed on behalf of purchasers of Kmart common stock. The initial complaints were filed on behalf of purchasers of common stock between May 17, 2001 and January 22, 2002, inclusive, and named Charles C. Conaway, former CEO and Chairman of the Board of Kmart as the sole defendant. The complaints filed in the United States District Court for the Eastern District of Michigan, allege, among other things, that Mr. Conaway made material misstatements or omissions during the alleged class period that inflated the trading prices of Kmart's common stock and seek, among other things, damages under Section 10b-5 of the Securities and Exchange Act of 1934. On October 15, 2002, an amended consolidated complaint was filed that enlarged the class of persons on whose behalf the action was brought to include purchasers of Kmart securities between March 13, 2001 and May 15, 2002, and added former officers Jeffrey N. Boyer, Mark S. Schwartz, Matthew F. Hilzinger, Martin E. Welch III, and PricewaterhouseCoopers LLP as defendants. Kmart is not a defendant in this litigation by virtue of the automatic stay. On July 31, 2002, attorneys for plaintiffs in the pending class action lawsuits filed a class proof of claim in the Court (the "Class Proof of Claim") on behalf of the plaintiffs and all purchasers of Kmart common stock between May 17, 2001 and January 22, 2002, inclusive. The Class Proof of Claim, which is asserted against the Debtors reserved the right to identify additional claimants or members of the class group in the future. In support of the Class Proof of Claim, the claimants rely on the above-referenced class actions filed against the parties identified above. The claimants state that the grounds for liability are alleged damages for violations of federal securities laws, including the Securities Exchange Act of 1934, in connection with the purchase or acquisition of Kmart common stock by the claimants during the class period. The Class Proof of Claim alleges that the Debtors are liable to the claimants for damages in a sum not presently determinable but believed to be not less than $700 in the aggregate, plus interest, costs and allowed attorneys' fees.

     On March 18, 2002, a purported class action was filed in the United States District Court for the Eastern District of Michigan on behalf of participants or beneficiaries of the Kmart Corporation Retirement Savings Plan against various current and former employees and directors of Kmart alleging breach of fiduciary duty under the Employee Retirement Income Security Act for excessive investment in Kmart stock; failure to provide complete and accurate information about Kmart common stock; and failure to provide accurate information regarding our financial condition. Subsequently, amended complaints were filed that added additional current and former employees and directors of Kmart as defendants. Kmart is not a defendant in this litigation.

     On April 26, 2002, a lawsuit was filed in the United States District Court for the Eastern District of Michigan on behalf of three limited partnerships that purchased stock of Bluelight.com, a subsidiary of Kmart, naming Charles C. Conaway, as former CEO and Chairman of the Board of Kmart, as the sole defendant. The Complaint alleges that Mr. Conaway breached his fiduciary duty, took certain actions and made certain misrepresentations that induced plaintiffs to exchange their Bluelight.com stock for Kmart stock and prevented plaintiffs from realizing the market value of their stock. The complaint also alleges violations of Section 10b-5 of the Securities and Exchange Act of 1934 and
Section 410 of the Michigan Uniform Securities Act. Kmart was not a defendant in this litigation. On January 16, 2003, the District Court dismissed the complaint. On February 14, 2003, a lawsuit was filed by the Softbank Funds against Mr. Conaway in the Circuit Court of Cook County, Illinois. This lawsuit seeks $33 from the defendant for alleged breach of fiduciary duty in connection with the failure of Kmart to cause the registration of the plaintiffs' shares of Kmart common stock to become effective. This claim is essentially the same as count I of the lawsuit that was dismissed on January 16, 2003.

     In connection with the investigation by the United States Attorney in Puerto Rico of alleged actions by Kmart's employees following the 1998 Hurricane Georges, on October 28, 2002, Kmart's wholly owned subsidiary, S.F.P.R., Inc. a Puerto Rico corporation, pled guilty to one count of mail fraud in violation of 18 U.S.C. Sections 1341 and 1342 pursuant to a plea agreement providing for a three year probation period, a fine in the amount of $2 and other agreements. Kmart has paid the fine and taken certain other actions, none of which have had a material adverse effect on Kmart's liquidity, financial position or results of operations.

     Kmart is a defendant in six putative class actions and one multi-plaintiff case pending in California, all relating to Kmart's classification of assistant managers and various other employees as "exempt" employees under the federal Fair Labor Standards Act ("FLSA") and the California Labor Code and Kmart's alleged failure to pay overtime wages as required by these laws. These seven wage-and-hour cases were all filed during 2001 and are currently pending in the United States District Court for the Eastern District of California (Henderson v. Kmart), the United States District Court for the Central District of California (Gulley v. Kmart, the multi-plaintiff case, which was originally brought in state court) and the Superior Courts of the State of California for the Counties of Alameda, Los Angeles and Riverside (Panossian v. Kmart, Wallace v. Kmart, Pierce v. Kmart, Hancock v. Kmart, Pryor v. Kmart). If all of these cases were determined adversely to Kmart, the resulting damages could have a material adverse impact on our results of operations and financial condition. However, there have been no class certifications, all of the cases are stayed as a result of Kmart's bankruptcy and, based on our initial investigations, we believe that we have numerous defenses. We presently do not expect to have any significant financial exposure as a result of these cases.

     Kmart is a defendant in a putative class action pending in Oklahoma relating to the proper payment of overtime to hourly associates under the FLSA. The plaintiff claims he represents a class of all current and former Kmart employees who have been improperly denied overtime pay. This case was filed on March 4, 2003 and is currently pending in the U.S. District Court for the Northern District of Oklahoma. At this time, the likelihood of a material unfavorable outcome is not considered probable.

     There is an increasing trend of high profile class action litigation, particularly in the retail industry, against employers of large numbers of people which allege violations of the FLSA. Other companies against which these cases have been filed have paid significant settlements and/or had significant judgments entered against them. Kmart has a large employee base; however no class actions against Kmart have yet been certified. The actions described above are the only FLSA related matters that are currently pending against Kmart.

     We are a party to a substantial number of other claims, lawsuits, and pending actions, most of which are routine and all of which are incidental to our business. Some matters involve claims for large amounts of damages as well as other relief. We assess the likelihood of potential losses on an ongoing basis and when they are considered probable and reasonably estimable, we record an estimate of the ultimate outcome. If there is no single point estimate of loss that is considered more likely than others, an amount representing the low end of the range of possible outcomes is recorded. Although the final consequences of these proceedings are not presently determinable, in the opinion of management, they are not expected to have a material adverse effect on our liquidity, financial position or results of operations.

     In addition to the foregoing, there are numerous other matters filed with the Bankruptcy Court in our reorganization proceedings by creditors, landlords or other third parties related to our business operations or the conduct of our reorganization activities. Although none of these individual matters which have been filed to date have had or are expected to have a material adverse effect on Kmart, our ability to successfully manage the reorganization process could be negatively impacted by adverse determinations by the Court on certain of these matters.

  INVESTIGATIVE MATTERS

     Kmart has been provided with copies of anonymous letters sent to the SEC, our auditors, directors, legal counsel and others, expressing concern with respect to various matters. The letters purport to be sent by certain of our employees. The letters have been referred to the Audit Committee, which has engaged outside counsel to review and investigate the matters set forth in the letters. We are cooperating with the SEC and the U.S. Attorney's office for the Eastern District of Michigan, and with our three statutory committees, with respect to the investigations of these matters. The staff of the SEC has expressed concerns with respect to the manner in which we recorded vendor allowances prior to the change in accounting principle at the end of fiscal 2001, as well as the Staff's intention to continue to pursue its investigation of these matters. The bar date with respect to the filing of claims by the SEC was extended to January 9, 2003, with our consent, and may be further extended to April 29, 2003 by stipulation to be filed with the Court. In addition, in July 2002 The United States House Energy and Commerce Committee (the "House Committee") requested that numerous public companies, including Kmart, provide documentation regarding certain governance matters. We are cooperating with the House Committee with respect to their inquiry. A detailed discussion of the investigation and stewardship review, as well as the results of such investigation and review, is contained in the Disclosure Statement, which we filed as Exhibit 2.2 to our Current Report on Form 8-K dated March 7, 2003.

     After consultation with the statutory committees, we have determined that a creditor litigation trust is the preferred available mechanism for resolving any legal claims that may arise out of these investigations. As part of the Plan of Reorganization, the trustee of the trust would be charged with responsibility for determining which claims to pursue and litigating such claims. Pursuant to the Plan of Reorganization, we will share with the trustee evidence gathered and certain work product developed during the investigations.

  OTHER:

     Minimum royalty payments in certain vendor contracts for the five years subsequent to 2002 are: 2003 -- $87; 2004 -- $86; 2005 -- $87; 2006 -- $84;
2007 -- $90 and 2008 and later -- $441.

21)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                       2002
                                         -----------------------------------------------------------------
                                         FIRST QUARTER*   SECOND QUARTER*   THIRD QUARTER   FOURTH QUARTER
                                         --------------   ---------------   -------------   --------------
Sales..................................     $ 7,639           $7,519           $6,729          $ 8,875
Cost of sales, buying and occupancy....       7,021            6,204            5,586            7,447
Selling, general and administrative
  expenses.............................       1,770            1,607            1,511            1,656
Net loss...............................     $(1,442)          $ (293)          $ (383)         $(1,101)
Net loss per share, basic/diluted......     $ (2.87)          $(0.58)          $(0.76)         $ (2.13)

---------------

* As previously reported in quarterly reports on Form 10-Q/A filed on January 14, 2003.

                                                                        2001
                                           ---------------------------------------------------------------
                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
Sales....................................     $8,337           $8,917          $8,019          $10,878
Cost of sales, buying and occupancy......      6,779            7,209           6,463            9,402
Selling, general and administrative
  expenses...............................      1,694            2,021           1,831            2,042
Net loss.................................     $ (187)          $ (360)         $ (249)         $(1,650)
Net loss per share, basic/diluted........     $(0.38)          $(0.73)         $(0.50)         $ (3.31)

     Earnings per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year. In the fourth quarter of fiscal year 2002, we recorded charges for impairments of $695, in accordance with SFAS No. 144, a charge for inventory write-downs of $471, a charge of $93 for a change in workers' compensation and general liability reserves ($51 related to reorganization), a decrease in the LIFO reserve of $79 and $64 relating to the realignment of our organization to reflect our current business needs as a result of store closings and other cost reduction initiatives to improve profitability.

22)  SUBSEQUENT EVENTS

  FLEMING

     On February 3, 2003 we announced that we had terminated our supply relationship with Fleming by means of a rejection of the 2001 contract through Kmart's Chapter 11 reorganization. Fleming continued to supply food and consumable products to us until March 8, 2003. We now facilitate the supply of food and consumables ourselves. Kmart has experienced minimal business interruption in the transition. As part of the bankruptcy proceedings, Fleming has filed a claim of $1.5 billion as of March 11, 2003. On March 18, 2003, we came to an agreement with Fleming in regards to their claim, settling on a $15 administrative claim, and a $385 pre-petition claim. This agreement is subject to Court approval. Our estimate of our liability related to this claim will be represented in our results of operations in the first quarter of 2003.

  KIMCO

     On February 14, 2003 Kmart announced that it has reached an agreement with Kimco Realty Corporation for the joint marketing of approximately 316 Kmart locations and related properties in the United States and Puerto Rico that we are in the process of closing. Kmart received Court approval on January 28, 2003 to close these stores. Under the agreement, Kimco or its affiliate will work with Kmart in identifying retailers, investors, landlords and other parties interested in obtaining these properties. Kimco may invest in, redevelop and/or improve the properties in order to maximize their value. The locations to be marketed range in size from approximately 50,000 square feet to more than 190,000 square feet and are located in freestanding, strip and mall locations in 44 states and Puerto Rico. This group of stores includes 57 Kmart SuperCenter locations.

  EXPIRATION OF SURETY BONDS SUPPORTING CERTAIN WORKERS' COMPENSATION SELF-INSURANCE PROGRAMS

     On March 21, 2003 a surety bond order supporting certain of our self-insured workers' compensation programs expired. We expect these surety bonds to be cancelled 30 to 90 days following the expiration date. In certain states, we have initiated discussions to explore retention of self-insurance privileges using alternative forms of security. Concurrently, we are in negotiations with insurance brokers, who are in contact with multiple insurance carriers, regarding issuance of insurance policies to cover these liabilities under alternative programs. To the extent that such discussions and negotiations are unsuccessful, we expect that we will be able to participate in state-assigned risk and/or state funded insurance programs. Although it is too soon to adequately estimate the cost of the resulting program, we expect the costs to exceed levels incurred historically. However, we do not expect this additional cost to have a material effect on our financial position or results of operations.

                               KMART CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                        FISCAL YEARS 2002, 2001 AND 2000

                                                       ADDITIONS       ADDITIONS
                                      BALANCE AT       CHARGED TO      CHARGED TO                BALANCE AT
                                     BEGINNING OF   COST, EXPENSES,      OTHER                     END OF
DESCRIPTION                             PERIOD          REVENUES        ACCOUNTS    DEDUCTIONS     PERIOD
-----------                          ------------   ----------------   ----------   ----------   ----------
                                                             (DOLLARS IN MILLIONS)
Allowance for Doubtful Accounts:
  2002.............................     $   49           $  102           $ --         $ 84        $   67
  2001.............................         96               74             --          121            49
  2000.............................        123              166             --          193            96
Allowance for Deferred Tax Assets:
  2002.............................     $1,032           $1,122           $194         $ --        $2,348
  2001.............................         --              914            118           --         1,032
  2000.............................         --               --             --           --            --

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

                                          Julian C. Day
                                          Chief Executive Officer

                                          A.A. Koch
                                          Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
Kmart Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Kmart Corporation and its subsidiaries at January 29, 2003 and January 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Kmart's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that Kmart Corporation will continue as a going concern, which contemplates continuity of Kmart's operations and realization of its assets and payment of its liabilities in the ordinary course of business. As more fully described in the notes to the consolidated financial statements, on January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and Kmart's recurring losses from operations raise substantial doubt about Kmart Corporation's ability to continue as a going concern. Kmart Corporation is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of Kmart as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, Kmart's ability to comply with all debt covenants under the existing debtor-in-possession financing agreement and the post-emergence financing facility, and Kmart Corporation's ability to generate sufficient cash from operations and obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that Kmart's assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

     As discussed in Note 2 to the consolidated financial statements, effective October 31, 2002, the Company changed its method of accounting for cash consideration received from vendors to comply with Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," and effective January 1, 2003, changed its method of accounting for exit or disposal activities as required by Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities."

                                            /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PricewaterhouseCoopers LLP

Detroit, Michigan
March 24, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     James B. Adamson, 55, Chairman of the Board of Kmart from February 2002 to January 2003. Previously served as Chief Executive Officer and Chairman of the Board of Kmart. Former Chairman, Advantica Restaurant Group (formerly Flagstar Corporation) (food services and restaurant franchises). Previously served as Chief Executive Officer and President, Denny's Inc. and as Chief Executive Officer, Chief Operating Officer and Retail President of Burger King Corporation. Has served as a director of Kmart Corporation since 1996.

     Lilyan H. Affinito, 71, Former Vice Chairman of the Board of Maxxam Group Inc. (forest products operations, real estate management and development and aluminum production). Director of Caterpillar, Inc. Has served as a director of Kmart since 1990.

     Richard G. Cline, 68, Chairman, Hawthorne Investors, Inc. (management advisory services and private investments). Previously served as Chairman and Chief Executive Officer and as Chairman, President and Chief Executive Officer of Nicor, Inc. (natural gas distribution and containerized shipping) and as Chairman, Hussmann International, Inc. (refrigerated merchandising equipment). Director of Ryerson Tull, Inc. and PepsiAmericas, Inc. Chairman and Trustee of Northern Funds and Northern Institutional Funds. Has served as a director of Kmart since 1995.

     Willie D. Davis, 68, President of All Pro Broadcasting, Inc. (radio stations). Director of Alliance Bank, Bassett Furniture Industries, Incorporated, Checkers, Inc., The Dow Chemical Company, Johnson Controls, Inc., MGM Mirage, Inc., MGM, Inc., Sara Lee Corporation, Strong Funds and Wisconsin Energy Corporation. Has served as a director of Kmart since 1986.

     Joseph P. Flannery, 71, Chairman of the Board, President and Chief Executive Officer of Uniroyal Holding, Inc. (investment management company). Director of ArvinMeritor, Inc., Ingersoll Rand Company, Newmont Mining Corporation and The Scotts Company. Has served as a director of Kmart since 1985.

     Robert D. Kennedy, 70, Former Chairman and Chief Executive Officer of Union Carbide Corporation (chemicals and plastics manufacturer). Director of Hercules, Inc., International Paper, Inc. and Sunoco, Inc. Has served as a director of Kmart since 1996.

     Robin B. Smith, 63, Chairman of Publishers ClearingHouse (distribution of publications). Previously served as President and Chief Executive Officer of Publishers ClearingHouse. Director of BellSouth Corp. and of Prudential Investments mutual funds. Has served as a director of Kmart since 1996.

     Thomas T. Stallkamp, 56, Vice Chairman and Chief Executive Officer, MSX International (provider of technology based business systems and services). Previously served as Vice Chairman and as President of DaimlerChrysler Corporation and as President of Chrysler Corporation. Director of Baxter International, Inc. and Visteon Corporation. Has served as a director of Kmart since 1999.

     Richard J. Statuto, 45, President and Chief Executive Officer of St. Joseph Health Systems (provider of hospital, physician, homecare, wellness and insurance services). Previously served as Chief Operating Officer and Vice President of Marketing and Planning of St. Joseph Health System. Also Vice-Chairman of Christus Health. Has served as a director of Kmart since 2001.

     The following were the Executive Officers of the Registrant as of March 24, 2003.

     Julian C. Day, 50, Chief Executive Officer. Mr. Day was appointed to his current position on January 14, 2003. Prior thereto he held the position of President and Chief Operating Officer in 2002. Prior thereto he was the Executive Vice President and Chief Operating Officer at Sears Roebuck, Inc. from 1999 to 2002; Executive Vice President and Chief Financial Officer at Safeway, Inc. from 1993 to 1998; and President and Chief Executive Officer of Bradley Printing Company from 1991 to 1992.

     Ronald B. Hutchison, 53, Executive Vice President, Chief Restructuring Officer. Mr. Hutchison joined Kmart under his current title on January 17, 2002. Prior thereto he was the Executive Vice President, Chief Financial Officer at Advantica Restaurant Group from 1995 to 2002; and Vice President,
Treasurer/Taxes at Leaseway Corporation from 1980 to 1995.

     Albert A. Koch, 60, Chief Financial Officer. Mr. Koch joined Kmart under his current title on March 11, 2002 pursuant to an agreement between Kmart and Alix Partners, LLC. Prior thereto he held the following positions at Alix Partners, LLC: Chairman from 2001 to the present and Managing Principal from 1995 to 2001.

     Michael T. Macik, 56, Executive Vice President, Human Resources. Mr. Macik joined Kmart under his current title on April 9, 2002. Prior thereto he was the Executive Vice President, Chief Operating Officer at Right Management Associates from 2001 to 2002 and the Vice President, Human Resources at Kmart from 1992 to 2001.

     William D. Underwood, 62, Executive Vice President, Kmart Sourcing and Global Operations. Mr. Underwood joined Kmart in 1962 when it was still U.S. Kresge Company, as a Management Trainee, thereafter working his way through Store Manager, District Manager and other positions until becoming Senior Vice President, Global Sourcing in 1997 through 1998; and Senior Vice President, Global Operations, Corporate Brands and Quality Assurance in 1998 through 1999, after which Mr. Underwood retired. Mr. Underwood rejoined Kmart in June 2002.

     James E. Defebaugh, IV, 48, Senior Vice President, Chief Compliance Officer and Secretary. Mr. Defebaugh assumed his current position in 2002. Prior thereto he held the following positions at Kmart: Vice President, Associate General Counsel and Secretary from 2001 to 2002; Vice President and Secretary during 2001; and Vice President, Legal from 2000 to 2001.

     Richard J. Noechel, 34, Vice President, Controller. Mr. Noechel assumed his current position in 2001. Prior thereto he was the Divisional Vice President, Financial Reporting at Kmart in 2001; Senior Manager International Accounting at DaimlerChrysler Corporation from 2000 to 2001; Forecast Team Leader at DaimlerChrysler Corporation from 1998 to 2000; Accounting Research Specialist at Chrysler Corporation from 1997 to 1998; and a manager at Price Waterhouse LLP from 1996 to 1997.

     Edward J. Stenger, 45, Treasurer. Mr. Stenger joined Kmart under his current title on March 11, 2002 pursuant to an agreement between Kmart and Alix Partners, LLC. Prior thereto he held the following positions at Alix Partners,
LLC: Co-Managing Director from 2000 to 2002 and a Principal from 1992 to 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning total compensation paid to Kmart's current Chief Executive Officer during fiscal 2002 and the four other most highly compensated executive officers of Kmart who served in such capacities as of January 29, 2003 (the "named executive officers") for services rendered to Kmart during each of the last three fiscal years, if applicable. Pursuant to SEC rules, the table also sets forth information concerning the compensation of former executive officers of Kmart who are also deemed by SEC rules to be named executive officers for fiscal 2002.

                                                                                        LONG-TERM COMPENSATION
                                                 ANNUAL COMPENSATION                    -----------------------
                                -----------------------------------------------------   SECURITIES   RESTRICTED
                                                                       OTHER ANNUAL     UNDERLYING     STOCK         ALL OTHER
NAME AND PRINCIPAL POSITION(1)  YEAR(2)   SALARY(3)       BONUS(4)    COMPENSATION(5)   OPTIONS(6)   AWARDS(7)    COMPENSATION(8)
------------------------------  -------   ----------     ----------   ---------------   ----------   ----------   ---------------
J. Day.......................    2002     $  634,123     $2,275,000      $853,538       $        0   $        0     $   75,917
  President & Chief
  Executive Officer
A. Koch......................    2002     $1,526,651(9)           0             0                0            0              0
  Chief Financial Officer
E. Stenger...................    2002     $1,461,514(9)           0             0                0            0              0
  Treasurer
R. Hutchison.................    2002     $  475,000     $  250,000      $376,503                0            0     $      972
  Executive Vice President       2001         18,142              0             0
  Chief Restructuring Officer
M. Macik.....................    2002     $  346,117     $  425,000                                                 $   86,018
  Executive Vice President
  Human Resources
C. Conaway...................    2002     $  187,500              0      $ 51,203                0            0     $9,040,016
  Former Chief Executive         2001      1,475,000              0       238,559       $4,000,000            0      2,042,200
  Officer                        2000        943,056     $8,087,890       446,938        4,000,000    4,692,950              0
J. Adamson...................    2002     $1,334,281(10)          0      $318,794                0            0     $  354,624
  Non-executive Chairman;                                                       0
  Former Chief Executive
  Officer

---------------

 (1) Mr. Conaway's employment was terminated effective March 11, 2002; Mr. Adamson returned to his position as non-executive Chairman effective January 17, 2003.

 (2) Mr. Day's employment commenced effective April 9, 2002; Mr. Macik had retired from Kmart in 2000 and returned to employment effective April 8, 2002; Mr. Hutchison's employment commenced effective January 21, 2002; Mr. Koch and Mr. Stenger began providing services to Kmart during March 2002; Mr. Conaway's employment commenced effective May 30, 2000; Mr. Adamson's service as CEO commenced effective March 11, 2002. During Mr. Macik's prior employment with Kmart, he was not an executive officer.

 (3) Includes amounts deferred during fiscal years 2000 and 2001 under Kmart's Management Deferred Compensation and Restoration Plan, which was closed to new deferrals effective January 22, 2002.

 (4) Mr. Day's bonus consists of a signing bonus of $775,000 and a payment of $1,500,000 in respect of payments and benefits foregone from Mr. Day's previous employer; Mr. Macik's 2002 bonus consists of a $425,000 signing bonus; Mr. Hutchison's bonus consists of a $250,000 signing bonus.

 (5) The dollar amounts under "Other Annual Compensation" include: Reimbursement of Housing and Temporary Living Costs plus associated tax gross-up -- Mr. Day -- $154,438 (2002); Mr. Hutchison -- $143,009 (2002); Mr.
     Conaway -- $109,197 (2001), $414,076 (2000); Mr. Adamson -- $248,904
     (2002); Non-Business Use of Company Plane plus associated tax gross-up -- Mr. Conaway -- $23,409 (2002), $97,838 (2001); Car Allowance
     plus associated tax gross-up -- Mr. Conaway -- $15,178 (2002); Tax gross-up associated with bonus -- Mr. Day -- $616,900 (2002); Mr.
     Hutchison -- $232,100 (2002). The value of perquisites and other personal benefits not specified in this footnote did not exceed 25% of the value of the total perquisites and other personal benefits reported.

 (6) No stock options were granted in fiscal year 2002.

 (7) As of January 29, 2003, none of the named executive officers held any restricted stock. All shares of restricted stock held by Mr. Conaway were cancelled in connection with the termination of his employment.

 (8) The dollar amounts for fiscal year 2002 set forth under "All Other Compensation" include: Value of Life Insurance Premiums -- Mr. Day -- $917; Mr. Macik -- $1,115; Mr. Hutchison -- $972; Mr. Conaway -- $307; Mr. Adamson -- $2,645; Reimbursement of Legal Fees -- Mr. Day -- $75,000; Mr. Macik -- $4889; Mr. Adamson -- $352,024; Other Compensation -- Mr. Macik received $70,159 in fiscal year 2002 under a prior severance agreement and $9,855 under the Supplemental Pension Plan; in connection with his termination of employment, Mr. Conaway received a $4,039,709 severance payment and his $5 million retention loan was to be forgiven (See, however, the discussion of Mr. Conaway's separation agreement at "Former Executive Officer Services, Employment and Separation Arrangements -- Charles
     Conaway -- Separation Agreement").

 (9) Amounts represent fees paid or payable by Kmart to Alix Partners LLC (formerly JA&A Services, LLC), Mr. Koch's and Mr. Stenger's employer, attributable to their services rendered to Kmart (see "Executive Officer Employment Arrangements -- Albert Koch and Edward Stenger"). Such amounts do not include reimbursement of business expenses incurred by Messrs. Koch and Stenger in connection with the performance of their services to Kmart.

(10) Includes fees paid to Mr. Adamson for the period February 1, 2002 through March 11, 2002 pursuant to the terms of his services agreement. See "Former Executive Officer Services, Employment and Separation Arrangements -- James Adamson -- Services Agreement."

OPTION GRANTS IN FISCAL YEAR 2002

     No stock options were granted to the named executive officers during fiscal year 2002.

OPTION EXERCISES AND VALUES FOR FISCAL YEAR 2002

     The table below shows the number of exercisable options held by each of the named executive officers at January 29, 2003. None of the options held by the named executive officers are "in-the-money". None of the named executive officers exercised stock options during fiscal year 2002.

                                                             NUMBER OF UNEXERCISED OPTIONS
                                                                      AT 1/29/03
NAME                                                          EXERCISABLE/NONEXERCISABLE
----                                                         -----------------------------
J. Day.....................................................                  0/0
A. Koch....................................................                  0/0
E. Stenger.................................................                  0/0
R. Hutchison...............................................                  0/0
M. Macik...................................................            105,100/0
C. Conaway.................................................                  0/0
J. Adamson.................................................             24,300/0

PENSION PLANS

     The accrual of benefits under Kmart's tax-qualified Employee Pension Plan and Supplemental Pension Benefit Plan was frozen as of January 31, 1996. Therefore, service after January 31, 1996 is not recognized for benefit accumulation purposes, but is recognized for vesting purposes. Kmart's Supplemental Pension Benefit Plan provides benefits to the extent that ERISA limits the pension to which an employee would otherwise be entitled under the Employee Pension Plan absent such limitation. Of the named executive officers, only Mr. Macik is eligible to receive benefits under Kmart's frozen Employee Pension and Supplemental Pension Benefit Plans. Mr. Macik has 26 years of service under the Plans after age 21. His estimated accrued benefit under the combined Plans and under the "final average compensation formula" is $5,584.79 per month at age 65. This amount is based on the pension being paid during his lifetime and would be reduced on an actuarial equivalent basis in the event of a survivor benefit or optional form of payment. The "final average compensation formula" is 1.50% of the average of the officer's best five compensation years prior to January 31, 1996 multiplied by years of service after age 21 and prior to January 31, 1996 up to 35 years minus 2% of the applicable Social Security benefit for each year of services up to 30 years at age 65.

     Kmart has also adopted a Supplemental Executive Retirement Plan for the purpose of providing income to executive officers of Kmart who retire prior to age 65 or who are hired by Kmart later in their careers, whom the Board of Directors approves as eligible to receive benefits under the plan. Benefits are determined by the Board based on the position, responsibilities and rate of compensation of the employee, benefits payable or which would have been payable under other plans and such other factors as the Board may deem relevant. Mr. Macik is a participant in this plan.

     Kmart has also adopted a Special Supplemental Executive Retirement Plan to provide supplemental retirement income to certain senior officers and other key executives designated by the Compensation and Incentives Committee of the Board. Participants who retire at or after age 60 are entitled to receive an annual benefit equal to 5% of "Final Average Compensation" multiplied by the number of years of participation in the plan (up to a maximum of 10). Benefits become vested at the rate of 50% (after 3 years of participation), 75% (after 4 years of participation) and 100% (after 5 or more years of participation). Participants who retire between ages 55 and 60 can begin receiving their vested benefits, but the benefits will be reduced at the rate of 6 percent per year to reflect commencement prior to age 60. Final Average Compensation means the average of the participant's highest base pay plus bonus for any three years (or lesser period of employment). Mr. Conaway is the only named executive officer to have been designated as a participant in this plan. Since he had not accrued any vested benefits under this plan at the time of his termination of employment, his accrued benefits have been forfeited.

DIRECTOR COMPENSATION

     During fiscal year 2002, each director of Kmart who was not employed by Kmart was entitled to an annual retainer of $25,000, and each committee chairman was entitled to an additional annual fee of $10,000. Each non-employee director was also entitled to a $2,000 fee for attendance at a board meeting, and $2,000 for attendance at committee meetings.

     Under Kmart's Deferred Compensation Plan for Non-Employee Directors and the Directors Stock Plan, a director could elect to defer all or any portion of his or her compensation for services as a director which was payable in cash or Common Stock. Under these Plans, deferred cash amounts earn interest at a rate equivalent to the ten-year U.S. Treasury Note plus 5%, and deferred shares of Common Stock are credited with an amount equal to any dividends payable on such shares, which are converted on a quarterly basis to additional shares. Effective January 22, 2002, no further deferrals were permitted under these plans.

     During fiscal year 2002, Mr. Adamson served as non-executive Chairman of the Board of Directors until March 11, 2002, when he was appointed to the additional office of Chief Executive Officer. Mr. Adamson's service as Chief Executive Officer terminated effective January 17, 2003, at which time he resumed his role as non-executive Chairman pursuant to the terms of his separation agreement, described at "Former Executive Officer Services, Employment and Separation Agreements -- James Adamson -- Separation Agreement." From and after resuming the position of non-executive Chairman, Mr. Adamson is entitled to the fees described above.

     Effective January 1, 1996, benefits under Kmart's Directors Retirement Plan were terminated with respect to new directors and the accrual of future benefits for existing directors was terminated. Non-employee directors who served on the Board prior to December 31, 1995 and who served at least five years are entitled to benefits under the Plan. Upon retirement from the Board, such directors will receive an annual benefit equal to the annual retainer at the time of retirement for a period equal to the director's accrual years under the frozen Plan, not to exceed ten years. Ms. Affinito and Messrs. Davis and Flannery have vested benefits under the frozen Directors Retirement Plan.

     Directors who are employees of Kmart or its subsidiaries do not receive the above compensation or benefits.

EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

     Julian Day. Kmart appointed Julian Day to the office of President and Chief Operating Officer effective April 9, 2002 and, in connection with his appointment, entered into an employment agreement with Mr. Day as of such date (the "prior employment agreement"). The prior employment agreement had an initial term running until April 30, 2004, with one-year extensions on each anniversary of the effective date. In addition to salary and bonus opportunities, the prior employment agreement provided for an inducement payment of $775,000; reimbursement of up to $1.5 million in respect of compensation and benefits from a previous employer forfeited by Mr. Day as a result of his being employed by Kmart; an emergence bonus to be determined in connection with the process during which Kmart's plan of reorganization is developed; reimbursement of relocation expenses; and cash severance in the event his employment was terminated either by Kmart without cause (other than because of disability or death), by Mr. Day under a constructive termination, or because of the expiration of the prior employment agreement. The prior employment agreement provided for 24-month post-termination non-competition and non-solicitation covenants.

     Kmart appointed Mr. Day to the offices of Chief Executive Officer and President effective January 17, 2003. In connection with his appointment, it is expected that Kmart and Mr. Day will enter into an amended and restated employment agreement (referred to as the "amended agreement") effective as of such date. The amended agreement has a term ending on January 31, 2006, and provides for an increase of Mr. Day's base salary from $775,000 to $1 million. The amended agreement provides for an annual incentive award to be determined based on the Company's actual performance compared to targeted performance included in Kmart's business plan as approved as part of the Plan of Reorganization, provided that for fiscal year 2003, Mr. Day's annual cash bonus (if any) will be determined by the Compensation and Incentives Committee of the Board of Directors in its discretion. In addition, the amended agreement provides for an emergence payment equal to $1 million, to be paid promptly following the date (referred to as the "restructuring date") on which the Plan of Reorganization is confirmed by the Court, unless Mr. Day's employment has been terminated earlier either by Kmart for cause or by Mr. Day other than under a constructive termination (each term as defined in the amended agreement). The amended agreement also provides for the grant, effective on the restructuring date, of a 10-year option to purchase a number of shares of Kmart's common stock representing 1.5% of the fully diluted equity of Kmart as of the restructuring date. The option is to be granted under the equity plan that Kmart intends to adopt for its senior executives and other key employees in connection with the Plan of Reorganization. Among other terms and conditions, the exercise price with respect to 2/3 of the shares subject to the option will be determined based upon a $2 billion valuation of Kmart's equity as of the restructuring date, and the exercise price with respect to the remaining 1/3 of the shares subject to the option will be determined based upon a $1 billion valuation of Kmart's equity as of the restructuring date.

     If Mr. Day's employment is terminated because of his death or the expiration of the term of the amended agreement, or by Kmart without cause, or by Mr. Day under a constructive termination, Mr. Day would be entitled to receive, in addition to accrued but unpaid salary and benefits under Kmart benefit plans, cash severance equal to two times (three times, if such termination occurs prior to February 1, 2004) his then-current base salary, plus a prorated amount of his annual bonus, based on Kmart's performance to the date of such termination of employment. Mr. Day would also be entitled to continued health and life insurance benefits for two years (three years, if such termination occurs prior to February 1, 2004). The amended agreement provides that if Kmart does not emerge from bankruptcy as a going concern, the aggregate amount of Mr. Day's claims under the amended agreement may not exceed the amounts to which he would have been entitled under his prior employment agreement. The amended agreement further provides for 24-month post-termination non-competition and non-solicitation covenants.

     Albert Koch and Edward Stenger. Mr. Koch was appointed to the position of Chief Financial Officer, and Mr. Stenger was appointed to the position of Treasurer, reporting to Mr. Koch, pursuant to the terms of a letter agreement, effective March 10, 2002 (the "Alix Agreement"), entered into between Kmart and Alix Partners LLC (formerly JA&A Services, LLC) ("Alix"), which is the employer of Messrs. Koch and Stenger. Under this arrangement, Kmart compensates Alix for Mr. Koch and Stenger's services at an hourly rate of $640 and $620, respectively. Alix is entitled to review its billing rates effective January 1 of each year.

The Alix Agreement provides that Mr. Koch and Mr. Stenger will be entitled to the benefit of indemnities provided by Kmart to its officers and directors. During the term of the Alix Agreement, in addition to hourly fees and expenses, Kmart is obligated to pay Alix an annual performance fee based on Kmart's EBITDA for each year. If at any time prior to the earlier of (i) the second anniversary of the effective date of the Alix Agreement or (ii) confirmation of a plan of reorganization, a new chief executive officer is employed and there is a material change in the responsibilities or duties of Mr. Koch or Mr. Stenger without Alix's consent, the Alix Agreement will terminate and Alix will be entitled to a $2,000,000 fee.

     Ronald Hutchison. Kmart appointed Ronald Hutchison to the office of Chief Restructuring Officer on January 21, 2002 and, in connection with his appointment, entered into an employment agreement with Mr. Hutchison as of such date. Mr. Hutchison's agreement provides for a term ending on the earlier of January 31, 2003, or the date on which Kmart emerges from Chapter 11 as an ongoing business (referred to as the "emergence date"), provided that the term has been automatically extended for an additional year (but not beyond the emergence date) since Kmart did not deliver a written notice of non-extension to Mr. Hutchison prior to December 31, 2002. The agreement provides for a lump sum inducement payment of $250,000 and, in addition to base salary and other benefits, provides for a lump sum emergence bonus of $1 million. In the event that Mr. Hutchison's employment is terminated by Kmart other than for disability or cause or by Mr. Hutchison following a constructive termination (each term as defined in the agreement), he is entitled to receive, in addition to accrued but unpaid salary and benefits under Kmart benefit plans, (i) a lump sum cash payment equal to his base salary as in effect on the date of termination, (ii) if the emergence date occurs within 12 months following such termination, a lump sum cash payment of $525,000 and (iii) continued participation in welfare benefit plans for 12 months following such termination. Payments to Mr. Hutchison will be "grossed-up" to compensate for the imposition of any golden parachute excise taxes thereon. Mr. Hutchison's agreement provides for customary confidentiality, non-disparagement and cooperation covenants.

     Michael Macik. Kmart appointed Michael Macik to the office of Executive Vice President, Human Resources effective April 8, 2002 and in connection with his appointment, entered into an employment agreement with Mr. Macik as of such date. Mr. Macik's agreement has an initial term ending April 30, 2004, provided that the term will be automatically extended for an additional year on each anniversary of the effective date of the agreement, unless earlier terminated as provided in the agreement. Mr. Macik received a lump sum inducement payment of $425,000. In addition to base salary and other benefits, the agreement provides for an annual target cash bonus equal to 60% of base salary. Pursuant to the agreement, Mr. Macik is entitled to receive a bonus in connection with Kmart's emergence from bankruptcy, the amount and form of which bonus are to be determined in the process of developing Kmart's plan of reorganization. Mr. Macik will be entitled to participate in the long-term cash and equity-based compensation programs that Kmart may provide following its emergence from bankruptcy. In the event that Mr. Macik's employment is terminated by Kmart other than for disability or cause or by Mr. Macik following a constructive termination (each term as defined in the agreement) or because the term of the agreement is not renewed, he will be entitled to cash severance as follows:

     - if such termination (other than a termination because of the expiration of the agreement) occurs on or prior to April 30, 2003 and prior to the date on which a confirmed plan of reorganization (other than a plan of liquidation) is approved by the Court (referred to as the "plan confirmation date"), a cash lump sum equal to the sum of 300% of his then-current base salary and 100% of his target bonus in effect for the year of termination; provided that this severance amount will be offset by an amount equal to $250,000;

     - if such termination (other than a termination because of the expiration of the agreement) occurs following April 30, 2003 but prior to the plan confirmation date, then an initial payment equal to his base salary and target bonus as in effect immediately prior to the time of termination would be made at the time of termination, and an additional payment equal to 200% of the executive's base salary as in effect immediately prior to the time of termination would be made if and when the plan confirmation date occurred;

     - if such termination (other than a termination because of the expiration of the agreement) occurs following the plan confirmation date (or in contemplation of the plan confirmation date in order to reduce the amounts payable under the agreement), a cash lump sum equal to the sum of 300% of his base salary and 100% of his target bonus in effect for the year of termination; or

     - if such termination is because of the expiration of the term of his agreement, a lump sum cash severance payment at the time of termination equal to 200% of his base salary as in effect immediately prior to the time of termination.

     Following such a termination of employment, Mr. Macik would also be entitled to continued health and life insurance benefits for two years. The agreement provides for 24-month post-termination non-competition and non-solicitation covenants.

FORMER EXECUTIVE OFFICER SERVICES, EMPLOYMENT AND SEPARATION ARRANGEMENTS

  JAMES ADAMSON

     Services Agreement. Mr. Adamson was appointed to the position of non-executive Chairman of the Board of Kmart effective as of January 17, 2002. In connection with his appointment, Kmart entered into a services agreement with Mr. Adamson as of that date which provided for annual fees of $1 million and had a term ending on the earlier of the date on which Kmart emerged from bankruptcy as an ongoing business (referred to as the "emergence date") or April 30, 2004. This agreement provided that Mr. Adamson would provide services to Kmart as its Chairman of the Board, with overall responsibility for managing and implementing Kmart's restructuring initiatives and assisting Mr. Conaway in connection with Kmart's merchandising and marketing functions. Under this agreement, and with Court approval, Mr. Adamson was paid an inducement payment equal to $2.5 million, "grossed-up" for income and other taxes, which amount was subject to repayment on a pro-rata basis if his services were terminated prior to January 31, 2003 either by Kmart for cause or because of Mr. Adamson's voluntary resignation (other than by reason of a breach by Kmart of a material provision of the services agreement). Mr. Adamson's services agreement provided for a "success payment" of a maximum of $4 million relating to Kmart's emergence from bankruptcy as an on-going business; the maximum success payment would be made if the emergence date occurred on or prior to July 31, 2003 and would be reduced on a daily basis until no success payment would be made if the emergence date occurred following April 30, 2004. The services agreement also provided for certain benefits, such as reimbursement for travel expenses and the provision by Kmart of suitable housing for Mr. Adamson and his spouse in the Detroit metropolitan area. These benefits would be "grossed-up" by Kmart to compensate for the imposition of any taxes on Mr. Adamson with respect to these benefits. Under the services agreement, Kmart established a $10 million letter of credit for the purpose of satisfying Kmart's obligations.

     Employment Agreement. Effective March 11, 2002, Mr. Adamson was appointed to the position of Chairman of the Board and Chief Executive Officer of Kmart. In connection with his appointment, Kmart entered into an employment agreement with Mr. Adamson, effective as of March 11, 2002, which superceded Mr. Adamson's services agreement with Kmart. The employment agreement with Mr. Adamson provided for a term of employment ending on April 30, 2004, provided that the term would automatically extend for an additional year on each anniversary of the effective date, unless earlier terminated as provided in the agreement. Mr. Adamson's employment agreement provided for an annual base salary of $1.5 million and participation in the Company's annual bonus plan at a target bonus level equal to 125% of his annual salary. Under the terms of the employment agreement, Mr. Adamson would no longer be required to repay, following certain terminations of employment, any portion of the inducement payment paid pursuant to his services agreement. Mr. Adamson's employment agreement provided for the payment of an emergence bonus, the amount and other terms and conditions of which were to be determined during the process during which Kmart's plan of reorganization was developed and finalized. Mr. Adamson's employment agreement provided for the continuation of certain reasonable travel and housing benefits as were originally provided under his services agreement, and for participation in the Company's welfare and other benefit plans made available to Kmart's senior executives in general. Following Court approval of the employment agreement, the $10 million letter of credit that Kmart established for the purpose of satisfying its obligations to Mr. Adamson was terminated. Mr. Adamson's employment agreement provided for 12-month post-termination non-competition and non-solicitation covenants.

     Separation Agreement. Mr. Adamson's service as Chief Executive Officer of Kmart terminated effective January 17, 2003 pursuant to the terms of a separation agreement and general release as of such date. Pursuant to the separation agreement, Mr. Adamson resigned his position as Chief Executive Officer, but will continue to serve as Kmart's non-executive Chairman until the emergence date, subject to his right to resign earlier than such date. While serving as non-executive Chairman, Mr. Adamson is entitled to receive fees and other compensation payable generally to Kmart's non-employee directors. Pursuant to the separation agreement, and in full settlement of Mr. Adamson's rights to severance and certain other benefits under his employment agreement, Kmart paid $250,000 in respect of Mr. Adamson's legal fees incurred during fiscal year 2002 and Mr. Adamson will be entitled to receive, at the emergence date, a cash payment equal to $3.6 million. The restrictive covenants under Mr. Adamson's employment agreement (described above) will continue in effect.

  CHARLES CONAWAY

     Employment Agreement. Kmart entered into an employment agreement with Mr. Conaway as of May 30, 2000, which was amended during May 2001 and during November 2001. This agreement had a term ending on May 30, 2005, subject to automatic annual one-year extensions, commencing on May 20, 2004, and provided for an annual salary of at least $1.5 million and an annual target bonus opportunity of at least 125% of his then-current annual salary based on the attainment of performance goals. Mr. Conaway was also eligible for option grants during the term of his employment with a target value equal to 400% of his base salary, such grants to be made based upon the achievement of performance goals established by the Compensation Committee. In connection with the May 2001 amendment to his employment agreement, Kmart made a retention loan to Mr. Conaway in the principal amount of $5 million, the terms of which are set forth at "Transactions with Executive Officers". Mr. Conaway's agreement also provided for payment over time of approximately $5 million in cash and $10 million in shares of restricted stock to compensate Mr. Conaway for amounts that he was required to forego from his prior employer in order to accept employment with Kmart in 2000. Mr. Conaway's employment agreement provided that if his employment was terminated by Kmart during the term of the agreement other than for cause of disability or if he terminated under a constructive termination, he would be entitled to receive monthly severance payments equal to his monthly base salary at the time of termination, plus 1/12th of the annual on-plan bonus for the year in which termination occurred, which payments would be made during a severance period of 36 months, but would be paid in a lump sum at Kmart's discretion. Payments to Mr. Conaway would be "grossed-up" to compensate for the imposition of any golden parachute excise taxes. Under this agreement, Mr. Conaway was to be subject to 18-month post-termination non-competition and non-solicitation covenants.

     Separation Agreement. Mr. Conaway's employment and services as a director with Kmart terminated effective March 11, 2002 pursuant to the terms of a separation agreement dated as of such date. This agreement provided for, among other things, receipt by Mr. Conaway of a cash severance payment equal to approximately $4 million, in connection with which Mr. Conaway executed a release in favor of Kmart. This agreement also acknowledged that the principal amount of and accrued interest on the $5 million retention loan to Mr. Conaway (evidenced by a May 2001 promissory note) were to be forgiven. In February, 2003, as more fully described in the Disclosure Statement relating to the Plan of Reorganization, in connection with its examination of Mr. Conaway's stewardship of Kmart, the Board reaffirmed its earlier direction to Kmart to, among other things, demand the return of full retention loan amounts from all employees who had received such loans, including Mr. Conaway. In addition, the Board concluded that there is credible and persuasive evidence to support a finding that Mr. Conaway engaged in conduct that should support the commencement against Mr. Conaway of claims brought by the creditors' litigation trust contemplated by the Plan of Reorganization, and which may also be subsumed within the contractual definition of "cause," as that term is defined in his employment agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of January 29, 2003 with respect to shares of Kmart common stock that may be issued under our existing equity compensation plans, including the Kmart Corporation 1997 Long-Term Equity Compensation Plan (the "1997 Plan") and the Kmart Corporation 2001 Broad-Based Employee Long-Term Equity Compensation Plan (the "2001 Plan").

     The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect (the Kmart Corporation 1992 Stock Option Plan). Footnote (3) to the table sets forth the total number of shares of Kmart common stock issuable upon the exercise of options under the expired Kmart Corporation 1992 Stock Option Plan as of January 29, 2003, and the weighted average exercise price of those options.

                                      (A)                     (B)                      (C)
                                                                               NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE
                            NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE           UNDER EQUITY
                            BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        COMPENSATION PLANS
                            OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    (EXCLUDING SECURITIES
PLAN CATEGORY                 WARRANTS AND RIGHTS     WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
-------------               -----------------------   --------------------   ------------------------
Equity compensation plans
  approved by security
  holders(1)..............        24,219,272                 $12.52                 22,582,937
Equity compensation plans
  not approved by security
  holders(2)..............         6,516,688                 $ 8.62                 11,482,312
     Total(3).............        30,735,960                 $11.85                 34,065,249

---------------

(1) Consists of the 1997 Plan. Under this Plan, awards can be made in the form of options and restricted stock.

(2) Consists of the 2001 Plan which is described below.

(3) The table does not include information for equity compensation plans that have expired. The Kmart Corporation 1992 Stock Option Plan expired on January 20, 2002. As of January 29, 2003, a total of 10,624,912 shares of Kmart common stock were issuable upon the exercise of outstanding options under the expired plan. The weighted average exercise price of those outstanding options is $13.14 per share. No additional options may be granted under this expired plan.

  THE 2001 PLAN

     The 2001 Plan was adopted by the Board of Directors on January 16, 2001. The 2001 Plan has not been approved by our shareholders. The 2001 Plan provides for the granting of options, stock appreciation rights, restricted stock, unrestricted stock, performance shares and performance units.

     The number of shares which may be issued to Participants under the Plan shall be eighteen million (18,000,000), of which no more than three million (3,000,000) may be granted in the form of Restricted Stock. Shares issued or subject to an award under the Plan may be either authorized and unissued shares or issued shares which have been reacquired by the Company. In the event that any award or portion thereof expires or is canceled, surrendered, forfeited, or terminated for any reason, such shares shall again become available for issue under the Plan.

     Awards may be granted under the 2001 Plan to any employee who is actively employed by Kmart or its subsidiaries. However, no awards may be granted under the Plan to officers or directors of the Company. All option grants have an exercise price per share that is no less than the fair market value per share of Kmart common stock on the grant date and may have a term of no longer than ten years and two days from grant date. The options generally vest and become exercisable in three equal annual installments, commencing one year from the date of grant. The options vest on an accelerated basis in the event of a change in control of the company.

     The 2001 Plan is included as Exhibit 10.51 in our Annual Report on Form 10-K for the annual period ended January 29, 2003, filed with the Securities and Exchange Commission.

OWNERSHIP OF KMART COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS

     The following table shows the Kmart common stock ownership of Kmart's directors, the named executive officers and all of the directors and current executive officers of Kmart as a group, in each case as of January 29, 2003.

                                                                      PERCENT OF COMMON
NAME                                                        SHARES          STOCK
----                                                        -------   -----------------
James B. Adamson(1)(2)....................................   69,965           *
Lilyan H. Affinito(1)(2)..................................   74,167           *
Richard G. Cline(1)(2)(3).................................   82,987           *
Charles C. Conaway(4).....................................  960,597           *
Willie D. Davis(2)........................................   39,691           *
Julian C. Day.............................................        0           *
Joseph P. Flannery(1)(2)..................................   47,676           *
Ronald B. Hutchinson......................................        0           *
Janet G. Kelley(2)(4).....................................   26,887           *
Robert D. Kennedy(1)(2)(5)................................   64,300           *
Albert A. Koch............................................        0           *
Michael T. Macik..........................................    8,220           *
Robin B. Smith(1)(2)......................................   50,740           *
Thomas T. Stallkamp(1)(2).................................   38,712           *
Richard J. Statuto(1).....................................    6,473           *
Edward J. Stenger.........................................        0           *
William D. Underwood......................................        2           *
Directors and current executive officers as a group (17
  persons)(1)-(6).........................................  485,985           *

---------------

 *  Less than 1% of the outstanding shares of Kmart common stock.

(1) Includes restricted Kmart common stock units accrued under the Directors Stock Plan as follows: Mr. Adamson -- 16,300 units; Ms. Affinito -- 15,194 units; Mr. Cline -- 16,566 units; Mr. Flannery -- 1,515 units; Mr.
    Kennedy -- 16,300 units; Ms. Smith -- 14,686 units; Mr. Stallkamp -- 7,816 units; and Mr. Statuto -- 2,486 units.

(2) Includes shares of Kmart common stock that can be acquired by exercise of stock options within 60 days of January 29, 2003, as follows: Mr.
    Adamson -- 20,067 shares; Ms. Affinito -- 20,067 shares; Mr. Cline -- 25,067 shares; Mr. Davis -- 20,067 shares; Mr. Flannery -- 25,067 shares; Ms. Kelley -- 26,667 (exercisable for 90 days from the date of Ms. Kelley's termination of employment); Mr. Kennedy -- 20,067 shares; Ms.
    Smith -- 20,067 shares; Mr. Stallkamp -- 15,067 shares; and all directors and executive officers as a group -- 165,536 shares (the group total does not include options exercisable by Ms. Kelley).

(3) Mr. Cline may be deemed to share voting and investment power as to 64,300 shares of Kmart common stock owned by Northern Funds of which he is Chairman and a Trustee. If such additional shares were included, directors and current executive officers as a group would be considered to beneficially own 550,285 shares of Kmart common stock, which is less than 1% or the outstanding shares of Kmart common stock outstanding as of January 29, 2003. Mr. Cline disclaims beneficial ownership of such shares.

(4) Mr. Conaway and Ms. Kelley were no longer employed by Kmart as of January 29, 2003. Information concerning their ownership of Kmart common stock is based on the most recent SEC documents filed by Mr. Conaway and Ms. Kelley.

(5) Includes 3,333 shares of Kmart common stock that can be acquired by conversion of 1,000 shares of Kmart Financing I Trust Convertible Preferred Stock held by Mr. Kennedy.

(6) The group total does not include any Kmart common stock owned by Mr. Conaway and Ms. Kelley.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH EXECUTIVE OFFICERS

     Pursuant to an amendment to his original May 2000 employment agreement, Kmart made a full recourse retention loan to Mr. Conaway in the principal amount of $5 million in May 2001. Pursuant to employment agreements entered into in December, 2001, the Company made full recourse retention loans to each of Messrs. Anthony B. D'Onofrio (former EVP, Systems Capability and Chief Supply Chain Officer), Cecil B. Kearse (former EVP, Merchandising), John T. McDonald, Jr. (former EVP, Chief Financial Officer) and David P. Rots (former EVP, Chief Administrative Officer) in December 2001 in the aggregate principal amount of $2.5 million each. Mr. McDonald's aggregate $2.5 million loan was to be made in two installments, one in December 2001 and one in December, 2002. The loan originally to be made in December 2002 was made in January 2002. These loans are hereinafter referred to as the "Executive Loans." Each of the Executive Loans originally had a term of approximately five years, accruing interest at 3.97% per year, payment of which was deferred until the due date. When the executives' employment agreements were amended and restated in January 2002, the maturity dates of each of the Executive Loans were amended to January 31, 2004. Each of the Executive Loans was to be forgiven in full on the due date if the executive was employed by the Company on that date, with earlier forgiveness in the event that the executive was terminated (a) by the Company without cause, (b) because of death or disability or (c) voluntarily by the executive under a constructive termination (in connection with the revision of the maturity date, a constructive termination was limited in this instance to a reduction in base salary or due to a failure by the Company to pay the executive's base salary). Each Executive Loan also provided that in the event the loan was forgiven, the Company was obligated to "gross-up" the executive with respect to income and other taxes incurred by the executive with respect to loan forgiveness.

     In December 2001, Kmart also made full recourse retention loans to Messrs. David Montoya (former SVP, Specialty Operations) and Gregg Treadway (former EVP, Store Operations), each in the amount of $750,000, and to Ms. Janet Kelley (Former EVP, General Counsel) in the amount of $500,000. The terms of these loans are substantially similar to the Executive Loans described above, except that the maturity date was January 31, 2005 and there was no tax "gross-up" obligation on the part of Kmart in connection with any loan forgiveness. The employment of Messrs. Montoya and Treadway and Ms. Kelley terminated, effective March 22, 2002, May 6, 2002 and January 15, 2003, respectively.

     In February, 2003, as more fully described in the Disclosure Statement, in connection with its stewardship investigations, the Board reaffirmed its earlier direction to Kmart to, among other things, demand the return of full retention loan amounts from all employees who had received such loans, including the executives named above. Ms. Kelley repaid her loan in February 2003. Pursuant to the Plan of Reorganization, any recoveries of the loans would be paid by Kmart to the creditors' litigation trust to be formed to pursue any claims arising under the stewardship and accounting investigation.

     Mr. Koch is chairman and managing principal, and Mr. Stenger is co-managing director and principal, of Alix Partners LLC (formerly JA&A Services, LLC). Kmart has retained Alix Partners LLC for the services of Messrs. Koch and Stenger. See Item 11. Executive Officer Employment Arrangements -- Albert Koch and Edward Stenger, of this Form 10-K for additional information.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the date of filing this report, we carried out an evaluation, under the supervision of our recently formed management Disclosure Committee (which includes the Chief Executive Officer and the Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic SEC reports is recorded, processed, summarized, and reported as and when required.

     There have not been any significant changes to our internal controls or any other factors that could significantly affect these controls subsequent to the date of management's evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     b) Reports on Form 8-K:

     We filed a Current Report on Form 8-K dated December 9, 2002 to report that Kmart issued a press release, dated December 9, 2002, in which we announced our intention to restate its financial statements for prior fiscal years, as well as the first two quarters of 2002, to reflect certain adjustments identified as a result of Kmart's ongoing review of its accounting practices and procedures.

     We filed a Current Report on Form 8-K dated December 23, 2002 to report that Kmart filed its monthly operating reports for the period commencing September 26, 2002 and ended October 30, 2002 with the United States Bankruptcy Court for the Northern District of Illinois in connection with its voluntary petitions for reorganization under Chapter 11 of title 11 of the United States Bankruptcy Code in Case No. 02 B02474.

     We filed a Current Report on Form 8-K dated December 23, 2002 to report that Kmart filed its monthly operating reports for the period commencing October 31, 2002 and ended November 27, 2002 with the United States Bankruptcy Court for the Northern District of Illinois in connection with its voluntary petitions for reorganization under Chapter 11 of title 11 of the United States Bankruptcy Code in Case No. 02 B02474.

     We filed a Current Report on Form 8-K dated January 14, 2003 to report that Kmart filed its monthly operating report for the period commencing November 28, 2002 and ended January 1, 2003 with the United States Bankruptcy Court for the Northern District of Illinois in connection with its voluntary petitions for reorganization under Chapter 11 of title 11 of the United States Bankruptcy Code in Case No. 02-B02474.

     We filed a Current Report on Form 8-K dated January 14, 2003 to report that Kmart issued a press release, dated January 24, 2003, in which it announced a number of significant developments as it prepares to complete its fast-track reorganization and emerge from Chapter 11 by April 30, 2003, including that: (i) it has received a commitment for up to $2 billion in exit financing for use upon Kmart's emergence from Chapter 11; (ii) its Board of Directors has approved in principle a five-year business plan and a framework for an all-equity Plan of Reorganization and has directed Kmart's management and advisors to complete negotiations with the statutory committees representing Kmart's stakeholders as to the final terms of the plan; (iii) it has completed a review of its store portfolio and distribution network and, subject to bankruptcy court approval, will close 326 stores and one distribution center; and (iv) it has entered into an amendment to its DIP Credit Facility to permit the store closings and to adjust certain covenants to provide Kmart with additional flexibility under the DIP Credit Facility.

     We filed a Current Report on Form 8-K dated January 17, 2003 to report that Kmart issued a press release announcing that it had promoted our President, Julian C. Day, to the additional post of Chief Executive Officer, succeeding James B. Adamson. In the press release, we indicated that Mr. Adamson will continue to serve as a non-executive Chairman of Kmart's Board of Directors through the final stages of Kmart's reorganization and projected emergence from Chapter 11. In connection therewith, Kmart entered into a Term Sheet with Mr. Day setting forth the amended and restated terms of his employment agreement, and a Separation Agreement with Mr. Adamson. Copies of the press release, the Term Sheet and the Separation Agreement were attached as exhibits to the document.

     We filed a Current Report on Form 8-K dated January 24, 2003 to report that Kmart filed a Plan of Reorganization and related Disclosure Statement with the United States Bankruptcy Court for the Northern District of Illinois and to file a copy of the related press release.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2003.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

                                          KMART CORPORATION

                                          By:       /s/ JULIAN C. DAY
                                            ------------------------------------
                                                       Julian C. Day
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:        /s/ A. A. KOCH
                                            ------------------------------------
                                                         A. A. Koch
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                          By:    /s/ RICHARD J. NOECHEL
                                            ------------------------------------
                                                     Richard J. Noechel
                                               Vice President and Controller
                                               (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated, on March 24, 2003.

     Each signatory hereby acknowledges and adopts the typed form of his or her name in the electronic filing of this document with the Securities and Exchange Commission.

                             /s/  JAMES B. ADAMSON
                   -----------------------------------------
              James B. Adamson, Chairman of the Board of Directors

           /s/ LILYAN H. AFFINITO                             /s/ ROBERT D. KENNEDY
--------------------------------------------       --------------------------------------------
        Lilyan H. Affinito, Director                       Robert D. Kennedy, Director




            /s/ RICHARD G. CLINE                                /s/ ROBIN B. SMITH
--------------------------------------------       --------------------------------------------
         Richard G. Cline, Director                          Robin B. Smith, Director




            /s/ WILLIE D. DAVIS                              /s/ THOMAS T. STALLKAMP
--------------------------------------------       --------------------------------------------
         Willie D. Davis, Director                        Thomas T. Stallkamp, Director




           /s/ JOSEPH P. FLANNERY                             /s/ RICHARD J. STATUTO
--------------------------------------------       --------------------------------------------
        Joseph P. Flannery, Director                       Richard J. Statuto, Director

                                 CERTIFICATIONS

CEO CERTIFICATION

I, Julian C. Day, certify that:

     1. I have reviewed this annual report on Form 10-K of Kmart Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ JULIAN C. DAY
                                          --------------------------------------
                                                      Julian C. Day
                                                 Chief Executive Officer

Date: March 24, 2003

CFO CERTIFICATION

I, Albert A. Koch, certify that:

     1. I have reviewed this annual report on Form 10-K of Kmart Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ ALBERT A. KOCH
                                          --------------------------------------
                                                      Albert A. Koch
                                                 Chief Financial Officer

Date: March 24, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Joint Plan of Reorganization (previously filed as Exhibit
          2.1 to Kmart's Current Report on Form 8-K, dated January 24,
          2003, and incorporated herein by reference)
 2.2      Disclosure Statement (previously filed as Exhibit 2.2 to
          Kmart's Current Report on Form 8-K, dated January 24, 2003, and incorporated herein by reference)
 3.1      Restated Articles of Incorporation of Kmart Corporation
          (previously filed as Exhibit 3a to Kmart's Annual Report on
          Form 10-K for the fiscal year ended January 31, 1996, and
          incorporated herein by reference)
 3.2      By-Laws of Kmart Corporation, as amended (previously filed as Exhibit 3b to Kmart's Annual Report on Form 10-K for the
          fiscal year ended January 30, 2001, and incorporated herein by reference)
 4.1      $2 Billion Senior Secured Debtor-in-Possession Financing
          Facility (previously filed as Exhibit 4a to Kmart's Annual
          Report on Form 10-K for the fiscal year ended January 29,
          2002, and incorporated herein by reference)
 4.2      First Amendment to $2 Billion Senior Secured
          Debtor-in-Possession Financing Facility (filed herewith)
 4.3      Second Amendment to $2 Billion Senior Secured
          Debtor-in-Possession Financing Facility (filed herewith)
 4.4      Third Amendment to $2 Billion Senior Secured
          Debtor-in-Possession Financing Facility (previously filed as
          Exhibit 4.1 to Kmart's Quarterly Report on Form 10-Q for the
          quarter ended July 31, 2002, and incorporated herein by
          reference)
 4.5      Fourth Amendment to $2 Billion Senior Secured
          Debtor-in-Possession Financing Facility (previously filed as
          Exhibit 4.2 to Kmart's Current Report on Form 8-K, dated
          January 14, 2003, and incorporated herein by reference)
 4.6      Exit Financing Facility Commitment Letter (previously filed as Exhibit 4.1 to Kmart's Current Report on Form 8-K, dated
          January 14, 2003, and incorporated herein by reference)
 4.7      Letter Agreement supplementing the Exit Financing Facility
          Commitment Letter (previously filed as Exhibit 4.2 to
          Kmart's Current Report on Form 8-K, dated January 24, 2003, and incorporated herein by reference)
 4.8      Investment Agreement (previously filed as Exhibit 4.1 to
          Kmart's Current Report on Form 8-K, dated January 24, 2003, and incorporated herein by reference)
 4.9      Amendment to Investment Agreement, dated as of February 21,
          2003 (filed herewith)
10.1      Kmart Corporation Directors Retirement Plan, as amended [A]
          (previously filed as Exhibit 10d to Kmart's Annual Report on
          Form 10-K for the fiscal year ended January 31, 1996, and
          incorporated herein by reference)
10.2      Kmart Corporation Performance Restricted Stock Plan, as
          amended [A] (previously filed as Exhibit 10e to Kmart's
          Annual Report on Form 10-K for the fiscal year ended January
          26, 1994, and incorporated herein by reference)
10.3      Kmart Corporation Deferred Compensation Plan for
          Non-Employee Directors, as amended [A] (previously filed as
          Exhibit 10e to Kmart's Annual Report on Form 10-K for the
          fiscal year ended January 27, 1999, and incorporated herein by reference)
10.4      Kmart Corporation 1992 Stock Option Plan, as amended [A]
          (previously filed as Exhibit 10g to Kmart's Annual Report on
          Form 10-K for the fiscal year ended January 25, 1995, and
          incorporated herein by reference)
10.5      Kmart Corporation Amended and Restated Directors Stock Plan
          [A] (previously filed as Exhibit 10g to Kmart's Annual
          Report on Form 10-K for the fiscal year ended January 27,
          1999, and incorporated herein by reference)
10.6      Form of Employment Agreement with Executive Officers [A]
          (previously filed as Exhibit 10j to Kmart's Annual Report on
          Form 10-K for the fiscal year ended January 26, 1994, and
          incorporated herein by reference)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.7      Kmart Corporation Supplemental Executive Retirement Plan [A]
          (previously filed as Exhibit 10c to Kmart's Annual Report on
          Form 10-K for the fiscal year ended January 27, 1993, and
          incorporated herein by reference)
10.8      Amended and Restated Kmart Corporation Annual Incentive
          Bonus Plan [A] (previously filed as Exhibit 10k to Kmart's
          Annual Report on Form 10-K for the fiscal year ended January
          25, 1995, and incorporated herein by reference)
10.9      Amended and Restated Kmart Corporation Management Stock
          Purchase Plan [A] (previously filed as Exhibit 10l to
          Kmart's Annual Report on Form 10-K for the fiscal year ended
          January 25, 1995, and incorporated herein by reference)
10.10     Supplemental Pension Benefit Plan [A] (previously filed as
          Exhibit 10m to Kmart's Annual Report on Form 10-K for the
          fiscal year ended January 25, 1995, and incorporated herein by reference)
10.11     Kmart Corporation 1997 Long-Term Equity Compensation Plan
          [A] (previously filed as Exhibit 10m to Kmart's Annual
          Report on Form 10-K for the fiscal year ended January 31,
          2001, and incorporated herein by reference)
10.12     Employment Agreement with Charles C. Conaway [A] (previously filed as Exhibit 10n to Kmart's Quarterly Report on Form
          10-Q for the quarter year ended July 26, 2000, and
          incorporated herein by reference)
10.13     Amendment to Employment Agreement with Charles C. Conaway
          [A] (previously filed as Exhibit 10 to Kmart's Quarterly
          Report on Form 10-Q for the quarter year ended August 1,
          2001, and incorporated herein by reference)
10.14     Second Amendment to Employment Agreement with Charles C.
          Conaway [A] (previously filed as Exhibit 10q to Kmart's
          Annual Report on Form 10-K for the fiscal year ended January
          30, 2002, and incorporated herein by reference)
10.15     Amended and Restated Kmart Corporation Special Severance
          Plan [A] (previously filed as Exhibit 10o to Kmart's Annual
          Report on Form 10-K for the fiscal year ended January 31,
          2001, and incorporated herein by reference)
10.16     Amended and Restated Kmart Corporation 1998 Management
          Deferred Compensation and Restoration Plan [A] (previously filed as Exhibit 10p to Kmart's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference)
10.17     Amended and Restated Kmart Corporation Annual Incentive
          Bonus Plan [A] (previously filed as Exhibit 10.1 to Kmart's
          Quarterly Report on Form 10-Q for the quarter year ended
          August 1, 2001, and incorporated herein by reference)
10.18     Special Supplemental Executive Retirement Plan [A]
          (previously filed as Exhibit 10 to Kmart's Quarterly Report on Form 10-Q for the quarter year ended October 31, 2001,
          and incorporated herein by reference)
10.19     Supply Agreement between Kmart Corporation and Fleming
          Companies, Inc. (previously filed as Exhibit 10 to Kmart's
          Quarterly Report on Form 10-Q for the quarter year ended May
          2, 2001, and incorporated herein by reference)
10.20     James Adamson 2001 Services Agreement [A] (previously filed as Exhibit 10w to Kmart's Annual Report on Form 10-K for the
          fiscal year ended January 30, 2002, and incorporated herein by reference)
10.21     James Adamson 2002 Employment Agreement [A] (previously
          filed as Exhibit 10x to Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002, and incorporated herein by reference)
10.22     Anthony D'Onofrio Amended and Restated Employment Agreement
          [A] (previously filed as Exhibit 10y to Kmart's Annual
          Report on Form 10-K for the fiscal year ended January 30,
          2002, and incorporated herein by reference)
10.23     David Rots Amended and Restated Employment Agreement [A]
          (previously filed as Exhibit 10z to Kmart's Annual Report on
          Form 10-K for the fiscal year ended January 30, 2002, and
          incorporated herein by reference)
10.24     Cecil Kearse Amended and Restated Employment Agreement [A]
          (previously filed as Exhibit 10aa to Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002, and incorporated herein by reference)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.25     Mark Schwartz Separation Agreement and General Release[A]
          (previously filed as Exhibit 10bb to Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002, and incorporated herein by reference)
10.26     Charles Conaway 2001 Amended and Restated Employment
          Agreement [A] (previously filed as Exhibit 10cc to Kmart's
          Annual Report on Form 10-K for the fiscal year ended January
          30, 2002, and incorporated herein by reference)
10.27     Charles Conaway Separation Agreement [A] (previously filed as Exhibit 10dd to Kmart's Annual Report on Form 10-K for
          the fiscal year ended January 30, 2002, and incorporated
          herein by reference)
10.28     Ronald Hutchison 2002 Employment Agreement [A] (previously filed as Exhibit 10ee to Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002, and incorporated herein by reference)
10.29     Julian Day 2002 Employment Agreement [A] (previously filed as Exhibit 10ff to Kmart's Annual Report on Form 10-K for
          the fiscal year ended January 30, 2002, and incorporated
          herein by reference)
10.30     Mark Schwartz Confidentiality, Non-competition and
          Non-solicitation Agreement [A] (previously filed as Exhibit
          10gg to Kmart's Annual Report on Form 10-K for the fiscal
          year ended January 30, 2002, and incorporated herein by
          reference)
10.31     Randy L. Allen Confidentiality, Non-competition and
          Non-solicitation Agreement [A] (previously filed as Exhibit
          10hh to Kmart's Annual Report on Form 10-K for the fiscal
          year ended January 30, 2002, and incorporated herein by
          reference)
10.32     Cecil B. Kearse Confidentiality, Non-competition and
          Non-solicitation Agreement [A] (previously filed as Exhibit
          10ii to Kmart's Annual Report on Form 10-K for the fiscal
          year ended January 30, 2002, and incorporated herein by
          reference)
10.33     David P. Rots Confidentiality, Non-competition and
          Non-solicitation Agreement [A] (previously filed as Exhibit
          10jj to Kmart's Annual Report on Form 10-K for the fiscal
          year ended January 30, 2002, and incorporated herein by
          reference)
10.34     Anthony B. D'Onofrio Confidentiality, Non-competition and
          Non-solicitation Agreement [A] (previously filed as Exhibit
          10kk to Kmart's Annual Report on Form 10-K for the fiscal
          year ended January 30, 2002, and incorporated herein by
          reference)
10.35     Jeff Boyer Confidentiality, Non-competition and
          Non-solicitation Agreement [A] (previously filed as Exhibit
          10ll to Kmart's Annual Report on Form 10-K for the fiscal
          year ended January 30, 2002, and incorporated herein by
          reference)
10.36     Randy L. Allen employment offer letter [A] (previously filed as Exhibit 10mm to Kmart's Annual Report on Form 10-K for
          the fiscal year ended January 30, 2002, and incorporated
          herein by reference)
10.37     Jeff Boyer employment offer letter [A] (previously filed as
          Exhibit 10nn to Kmart's Annual Report on Form 10-K for the
          fiscal year ended January 30, 2002, and incorporated herein by reference)
10.38     Jeff Boyer Full and Complete Release of Liability and
          Severance Agreement (previously filed as Exhibit 10oo to
          Kmart's Annual Report on Form 10-K for the fiscal year ended
          January 30, 2002, and incorporated herein by reference)
10.39     Employment Agreement with Cecil Kearse [A] (previously filed as Exhibit 10pp to Kmart's Annual Report on Form 10-K for
          the fiscal year ended January 30, 2002, and incorporated
          herein by reference)
10.40     Employment Agreement with Tony D'Onofrio [A] (previously
          filed as Exhibit 10rr to Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002, and incorporated herein by reference)
10.41     Employment Agreement with Mark Schwartz [A] (previously
          filed as Exhibit 10ss to Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002, and incorporated herein by reference)
10.42     Employment Agreement with David Rots [A] (previously filed as Exhibit 10tt to Kmart's Annual Report on Form 10-K for
          the fiscal year ended January 30, 2002, and incorporated
          herein by reference)
10.43     Employment Agreement with Michael T. Macik [A] (previously filed as Exhibit 10uu to Kmart's Annual Report on Form 10-K for the fiscal year ended January 30, 2002, and incorporated herein by reference)
10.44     JA&A Services, LLC Agreement (previously filed as Exhibit
          10vv to Kmart's Annual Report on Form 10-K for the fiscal
          year ended January 30, 2002, and incorporated herein by
          reference)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.45     License Agreement between Kmart Corporation and Kmart of
          Michigan, Inc. (previously filed as Exhibit 10ww to Kmart's
          Annual Report on Form 10-K for the fiscal year ended January
          30, 2002, and incorporated herein by reference)
10.46     Janet Kelley Special Retention Agreement [A] (previously
          filed as Exhibit 10.1 to Kmart's Quarterly Report on Form
          10-Q for the quarter ended July 31, 2002, and incorporated herein by reference)
10.47     William D. Underwood 2002 Employment Agreement [A]
          (previously filed as Exhibit 10.2 to Kmart's Quarterly
          Report on Form 10-Q for the quarter ended July 31, 2002, and incorporated herein by reference)
10.48     James B. Adamson Separation Agreement [A] (previously filed as Exhibit 99.1 to Kmart's Current Report on Form 8-K, dated
          January 17, 2003, and incorporated herein by reference)
10.49     Term Sheet for Amended and Restated Employment Agreement for
          Julian C. Day [A] (previously filed as Exhibit 99.2 to
          Kmart's Current Report on Form 8-K, dated January 17, 2003, and incorporated herein by reference)
10.50     Janet Kelly Separation Agreement [A] (filed herewith)
10.51     The Kmart Corporation 2001 Broad Based Employee Long-Term
          Equity Compensation Plan [A] (filed herewith)
21        List of Significant Subsidiaries (filed herewith)
23        Consent of Independent Accountants (filed herewith)
99.1      CEO Certification pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 (filed herewith)
99.2      CFO Certification pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002 (filed herewith)

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